Form 10-Q
period 1996-06-30
TMP INLAND EMPIRE V LTD
filed 1996-08-08
CIK 885049

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549


                                   FORM 10-Q
                    Quarterly Report Pursuant to Section 13 or 15(d)
                                        of
                         The Securities Exchange Act of 1934

                    for the Quarterly Period ended June 30, 1996

                                   ______________________

                                 Commission File No. 0-19933


                              TMP INLAND EMPIRE V, LTD.
                         A CALIFORNIA LIMITED PARTNERSHIP
               (Exact name of registrant as specified in its charter)


     CALIFORNIA                               33-0341829
(State or other jurisdiction of         (I.R.S. EmployerIdentification No.)
incorporation or organization)

801 North Parkcenter Drive, Suite 235                    92705
Santa Ana, California                                  (Zip Code)
(Address of principal executive office)

                                (714) 836-5503
               (Registrant's telephone number, including area code)

                                ______________________

Indicate by check mark whether Registrant has [1] filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and [2] has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

The following financial statements are filed as a part of this Form 10-Q:

Balance Sheets as of June 30, 1996 and December 31, 1995

Statements of Income for the three and six months ended June 30, 1996 and
1995

Statements of Cash Flows for the six months ended June 30, 1996, and 1995


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the inancial position of the Partnership as of June 30, 1996 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended

                              TMP INLAND EMPIRE V, LTD.
                         a California Limited Partnership

                                   Balance Sheets


                                             June 30, 1996        December 31, 1996

Assets
Cash                                           $ (9.52)          $7,392
Accounts Receivable                           $ 141,000          141,000
Interest Receivable                               $3,290                -
Investment in Unimproved Land (Note 1)        $8,446,389        8,392,966
Prepaid Expense                                   1,600              500
Organizational Costs, Net (Note 1)                 1,976             5,125

     Total Assets                            $8,594,246        $8,546,983

Liabilities and Partners Capital

Accounts Payable and Accrued Lia                   $1,009
Property Taxes Payable                            122,931          $94,224
Commissions Payable (Note 3)                       $5,400           $5,400

     Total Liabilities                           $147,741         $100,633

Partners' capital

     General Partners                           $(4,715)         $( 4,717)
     Limited Partners 7,250 equity
     units authorized and outstanding           $8,451,221       $8,451,067

     Total Partners Capital                     $8,446,506       $8,446,350

Total Liabilites and Partners Capital           $8,594,246       $8,546,983


                               TMP INLAND EMPIRE V, LTD.
                          a California Limited Partnership
                               Statements of Income


                                   Six Months Ended     Six Months Ended
                                June 30     June 30     June 30     June 30
                                 1996         1995      1996        1995

Land Sales                           $0          $0          $0          $0

Cost of Land Sales                    0           0           0           0

     Gross Profit                     0           0           0           0

Interest & Other Income            $823          $3      $3,305      $1,779

                                  $823          $3      $3,305      $1,779

General & Admin. Expense           $525      $1,575      $3,150      $3,150

     Net Income                    $298    ($1,572)        $155    ($1,371)


Allocation of Net Income (Loss) (Note 2):

     General Partners              $  3         ($16)     $  2     ($14 )

     Limited Partners              $295        (1,556)    $153    ($1,357)

     Limited Partners, per unit    $.03        ($ .15)    $.02    ($ .13)


                              TMP INLAND EMPIRE V, LTD.
                           a California Limited Partnership

                               Statement of Cash Flows

                                               Six Months Ended June 30,
                                                    1996          1995
     Net Income (Loss)                         $       156    $  (6,250)

     Non-cash adjustments:
     Amortization of organization costs               3,149         550
     Adjustments to reconcile net income (loss)
          to net cash used in operating activities:
          Increase in investment in unimproved land (53,423)    (10,038)
          Increase in Receivables                   (3,290)     (1,273)
          Increase in Prepaid Expense                (1,100)        -
          Increase (Decrease) in Accounts Payable
             and Accrued Liabilities               $ 47,107      17,350

     Net Cash provided by (used in)
     Operating Activities                          $ (7,401)   $    339


     Net Increase (Decrease) in Cash               $ (7,401)   $    339

     Cash, Beginning of Period                     $  7,392    $ 28,547

     Cash, End of Period                           $  (9)     $   28,886


                              TMP INLAND EMPIRE V, LTD
                         a California Limited Partnership

                          Notes to the Financial Statements
                       For the Six Months Ended June 30, 1996
                                    (Unaudited)


NOTE 1 -  Summary of Significant Accounting Policies

Accounting Method - TMP Inland Empire V, Ltd. (the Partnership) prepares its financial statements on the accrual basis of accounting.

Organization Costs - Organization costs include expenses incurred in the formation of the Partnership that have been capitalized and that have been amortized over a period of 40 years prior to 1992 and are being amortized over five years beginning in 1992.

Investment in Unimproved Land - The Partnership's land is stated at the lower of actual cost or market value, based on specific identification. All costs associated with the acquisition of a property are capitalized. In addition, the Partnership capitalizes all carrying costs.

Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable at the partner level. Accordingly, no provision for federal income taxes is provided.


NOTE 2 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the general partners.

As of June 30, 1996 and 1995, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Note Receivable

As of June 30, 1996, the Partnership had a note receivable relating to a property sale in 1995. The note bears interest at seven percent per annum with monthly principal and interest payments of $3,000.

NOTE 4 - Commissions Payable

As of June 30, 1996 and 1995, the Partnership had a payable to a related party for services rendered relating to sales of properties in 1989 and 1990.

                       TMP INLAND EMPIRE V, LTD.
                    a California Limited Partnership
               For the Six Months Ended June 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three and six month periods ended
June 30, 1996 and 1995 consisted primarily of interest income.

Operating activities for the six months ended June 30, 1996 provided approximately $46,000 of cash, mainly from an increase in payables. Investing activities used approximately $53,000 for the carrying costs of the land held for investment.

During the six months ended June 30, 1995, operating activities provided approximately $56,000, mainly from an increase in payables. Investing activities used approximately $66,000 for the carrying costs of the land held for investment.

The Partnership took back a $141,000 secured note when it sold 29 acres of land in Victorville in November 1995. Principal and interest payments on the note were to commence May 1996. No payments have been received and the Partnership will begin foreclosure proceedings on the land securing the note.

The Partnership had twelve properties as of June 30, 1996 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

In July, 1996, the general partners were successful in procuring a $125,000 loan for the Partnership secured by Partnership land. The note bears 15 percent interest, payable interest only, and matures August 1, 1998.
With this loan, the Partnership has sufficient cash to meet anticipated cash requirements for the next twelve months.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 8, 1996     TMP INLAND EMPIRE V, LTD.


                            By:  TMP Investments, Inc., as General Partner

                                        \s\ William O. Passo
                                   By:___________________________________
                                        William O. Passo, President

                                        \s\ Jenny Rex
                                   By:___________________________________
                                        Jenny Rex, Secretary

                                        \s\ Michael Sun
                                   By:___________________________________
                                        Michael Sun, Chief Financial Officer

                              By:  TMP Properties, a California General
                                   Partnership as General Partner

                                        \s\ William O. Passo
                                   By:___________________________________
                                        William O. Passo, General Partner

                                        \s\ Anthony W. Thompson
                                   By:___________________________________
                                        Anthony W. Thompson, General Partner

                                        \s\ Scott E. McDaniel
                                   By ____________________________________
                                        Scott E. McDaniel



n