Form 10-Q
period 1996-09-30
TMP INLAND EMPIRE V LTD
filed 1996-11-15
CIK 885049

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549


                                   FORM 10-Q
                    Quarterly Report Pursuant to Section 13 or 15(d)
                                        of
                         The Securities Exchange Act of 1934

                    for the Quarterly Period ended September 30, 1996

                                   ______________________

                                 Commission File No. 0-19933


                              TMP INLAND EMPIRE V, LTD.
                         A CALIFORNIA LIMITED PARTNERSHIP
               (Exact name of registrant as specified in its charter)


     CALIFORNIA                               33-0341829
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
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

Balance Sheets as of September 30, 1996 and December 31, 1995

Statements of Income for the three and nine months ended
September 30, 1996 and 1995

Statements of Cash Flows for the nine months ended
September 30, 1996, and 1995

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1996 and the results of its operations, hanges in partners' equity, and cash flows for the periods then ended.

                              TMP INLAND EMPIRE V, LTD.
                         a California Limited Partnership

                                   Balance Sheets


                                             September 30, 1996        December 31, 1996

Assets
Cash                                           $  93,641           $7,392
Note Receivable (Note 3)                       $ 132,290          141,000
Interest Receivable                            $     772                -
Investment in Unimproved Land (Note 1)        $8,486,039        8,392,966
Prepaid Expense                                   -                   500
Organizational Costs, Net (Note 1)                   401             5,125

     Total Assets                             $8,713,143        $ 8,546,983

Liabilities and Partners Capital

Accounts Payable and Accrued Liabilities       $   1,948              $1,009
Property Taxes Payable                         $ 133,663          $   94,224
Commissions Payable (Note 4)                   $   5,400          $    5,400
Note Payable (Note 5)                          $ 125,000          $      -

     Total Liabilities                         $ 266,011           $  100,633

Partners' capital

     General Partners                          $  (4,708)          $  ( 4,717)
     Limited Partners 10,000 equity
     units authorized and outstanding          $ 8,451,840         $ 8,451,067

     Total Partners Capital                    $ 8,447,132         $ 8,446,350

Total Liabilities and Partners Capital          $ 8,713,143         $ 8,546,983


                               TMP INLAND EMPIRE V, LTD.
                          a California Limited Partnership
                               Statements of Income


                                   Three Months Ended     Nine Months Ended
                                Sept. 30     Sept. 30    Sept. 30     Sept. 30
                                 1996         1995         1996        1995

Land Sales                           $0          $0          $0          $0

Cost of Land Sales                    0           0           0           0

     Gross Profit                     0           0           0           0

Interest & Other Income            $2,201          $ -      $5,506      $38

                                   $2,201          $ -      $5,506      $38

General & Admin. Expense           $1,575       $1,575      $4,725      $4,725

     Net Income (Loss)               $626      ($1,575)        $781    ($4,687)


Allocation of Net Income (Loss) (Note 2):

     General Partners              $  6         ($16)          $  8     ($47 )

     Limited Partners              $620        (1,559)          $773    ($4,640)

     Limited Partners, per unit    $.06        ($ .16)          $.08    ($ .46)


                              TMP INLAND EMPIRE V, LTD.
                           a California Limited Partnership

                               Statement of Cash Flows

                                               Nine Months Ended September 30,
                                                    1996          1995
     Net Income (Loss)                               $   781    $  (4,687)

     Non-cash adjustments:
     Amortization of organization costs                4,725         4,725
     Adjustments to reconcile net income (loss)
          to net cash used in operating activities:
          Increase in investment in unimproved land   (93,073)      (86,086)
          Increase in Receivables                        (772)        -
          (Increase) Decrease in Prepaid Expense          500          (500)
          Increase in Taxes Payable                    39,439        51,866
          Increase (Decrease) in Accounts Payable
             and Accrued Liabilities                      939        24,416

     Net Cash provided by (used in)
     Operating Activities                            $ (47,461)   $  (10,266)

Financing Activities

      Decrease in Note Receivable                    $   8,710      $ -
      Increase in Note Payable                         125,000         -

      Net Cash provided by
      Financing Activities                            $133,710        $ -

     Net Increase (Decrease) in Cash                  $ 86,249    $  (10,266)

     Cash, Beginning of Period                        $  7,392    $  10,266

     Cash, End of Period                              $  93,641     $   -


                              TMP INLAND EMPIRE V, LTD
                         a California Limited Partnership

                          Notes to the Financial Statements
                For the Three and Nine Months Ended September 30, 1996
                                    (Unaudited)


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

As of September 30, 1996 and 1995, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Note Receivable

As of September 30, 1996, the Partnership had a note receivable relating to a property sale in 1995. The note bears interest at seven percent per annum with monthly principal and interest payments of $3,000.

NOTE 4 - Commissions Payable

As of September 30, 1996 and 1995, the Partnership had a payable to a related party for services rendered relating to sales of properties in 1989 and 1990.

NOTE 5 - Note Payable

As of September 30, 1996, the Partnership had a note payable secured by Partnership land. The note bears interest at 15 percent per annum and matures August 1, 1998.

                           TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership
               For the Three and Nine Months Ended September 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three and nine month periods ended September 30, 1996and 1995 consisted primarily of interest income.

Operating activities for the nine months ended September 30, 1996 used approximately $47,000 of cash. The main uses of cash were for the carrying costs of the land held for investment. Payment on approximately $40,000 of property taxes was deferred.
Financing activities provided approximately $134,000 from proceeds of a note payable and principal paydown of a note receivable.

During the nine months ended September 30, 1995, operating activities used approximately $10,000. The main uses of cash were for the carrying costs of the land held for investment. Payment on approximately $52,000 of property taxes was deferred.

The Partnership had twelve properties as of September 30, 1996 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

The general partners believe that the Partnership has sufficient cash to meet the anticipated cash requirements of the Partnership for the next twelve months.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1996     TMP INLAND EMPIRE V, LTD.


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