Form 10-K
period 1996-12-31
TMP INLAND EMPIRE V LTD
filed 1997-03-31
CIK 885049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
(Mark One)

[X]      Annual report pursuant to Section 13 or 15 (d) of the Securities
                 Exchange Act of 1934 (Fee Required)
                 For the fiscal year ended December 31, 1996

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange act of 1934 (No Fee Required). For the transition from _________to____________

                              ___________________

                          COMMISSION FILE NO. 0-19916

                           TMP INLAND EMPIRE V, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                               33-0368324
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

801 N. PARKCENTER DRIVE, SUITE 235                       92705
SANTA ANA, CALIFORNIA                                  (Zip Code)
(Address of principal executive office)



                                 (714) 836-5503
              (Registrant's telephone number, including area code)
                                ________________

Securities to be registered pursuant to Section 12(b) of the Act:

       Title of each class                       Name of each exchange on which
       to be so registered                       each class is to be registered
       -------------------                       ------------------------------

                N/A                                          N/A


Securities to be registered pursuant to Section 12 (g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes X   No
                                            ---    ---

                                     PART I


ITEM 1.  BUSINESS

INTRODUCTION

         TMP INLAND EMPIRE V, LTD., a California Limited Partnership (the "Partnership"), is a California limited partnership formed in November, 1989, of which TMP Investments, Inc., a California corporation, and TMP Properties, a California general partnership, are the General Partners (the "General Partners"). The Partnership was formed to acquire, from nonaffiliated persons, parcels of unimproved real property (the "Properties") located primarily in Riverside and San Bernardino County, California. Some of the Properties are or will be planned, zoned and mapped for single family residential purposes, while others are or will be planned, zoned and mapped for commercial or industrial uses. Actions by the Partnership to obtain the desired general/specific plan, zoning and parcel/tract map changes by or approvals of governmental entities and to subdivide and site plan, are commonly referred to as "pre-development."

         The Properties will be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof either alone or in conjunction with a joint venture partner. If the Properties or portions thereof are developed, the Partnership intends to hold and manage the same for the production of income until such time that they determine a sale would be in the best interests of the Partnership intends to hold and manage the same for the production of income until such time that they determine a sale would be in the best interests of the Partnership and its limited partners (the "Limited Partners"). Upon the sale of the last Property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled there pursuant to the Partnership's Agreement of to those persons entitled thereto pursuant to the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"), the Partnership will be dissolved.

         TMP Inland Empire V, Ltd., a California Limited Partnership, has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the Partners in the Partnership are governed by the Partnership's Agreement of Limited Partnership.

         DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units for all cash in multiples of $1,000 per Unit. A total of 10,000 Limited Partnerships Units are outstanding and it is not anticipated that any additional Limited Partnership Units will be issued in the future. Outstanding Units are fully paid and nonassessable.

         THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the exclusive management and control of all aspects of the business of the Partnership. In the course of their management, the General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances, Affiliates of the General Partners, as they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the then outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership's business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

         LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS. A Limited Partner's capital contributed to the Partnership is subject to the risks of the Partnership's business. Except as specifically provided in the Partnership Agreement, he is not permitted to take any part in the management or control of the business and he may not be assessed for additional capital contributions. Assuming that the Partnership is operated in accordance with the terms of the Partnership Agreement, a Limited Partner will not be liable for the liabilities of the Partnership in excess of his capital contribution and share of his undistributed profits. Notwithstanding the foregoing, a Limited Partner is liable for any Distributions made to him if, after such Distributions, the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities, exclusive of liabilities of Limited Partners on account of their contributions, and liabilities for which recourse is limited to specific Partnership assets.

         The Partnership Agreement provides that the Limited Partners shall not be bound by, or be personally liable for, the expenses, liabilities, or obligations of the Partnership.

         TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See "Transferability of Units," below.) The contingencies whereby the Partnership may be dissolved are as follows:

                 1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the business of the Partnership and elect, by unanimous consent, one or more new General Partners to continue the Partnership's business;

                 2. A Majority Vote of the total outstanding Units in favor of dissolution and termination of the Partnership; or

                 3. The removal of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, a majority of the Limited Partners agree to continue the business of the Partnership and elect, by a Majority
                          Vote of the total outstanding Units, one or more new General Partners to continue the Partnership business.

         VOTING RIGHTS OF LIMITED PARTNERS. The voting rights of the Limited Partners are set forth in Section 6 of the Partnership Agreement. The Limited Partners have the right to vote upon the following matters affecting the basic structure of the Partnership:

         1. Amendment of the Partnership Agreement (except for amendments which do not affect the rights of the Limited Partners);

         2.      Removal of a General Partner;

         3.      Admission of a General Partner;

         4. The sale of all, or a substantial part, of the assets of the Partnership other than in the ordinary course of business;

         5. The election to continue the business of the Partnership and the appointment of a successor General Partner after the withdrawal, adjudication of bankruptcy, death, or dissolution of the sole remaining General Partner;

         6. The election to continue the business of the Partnership and appointment of a successor General Partner after the removal of the sole remaining General Partner; or

         7. Termination and dissolution of the Partnership, other than after sale of all of the Properties and receipt of all amounts due on any seller carryback financing.

         A majority Vote of the Limited Partnership shall be required for the matters set forth above to pass and become effective, except for the matters specified in Item 5, which shall require the unanimous consent of the Limited Partners.

         The General Partners may at any time call a meeting of the Limited Partners or for a vote, without a meeting, of the Limited Partners on matters on which they are entitled to vote, and shall call for such meeting or vote following receipt of written request therefore of Limited Partners holding 10% or more of the total outstanding Units.

         Each Limited Partnership Unit shall have equal voting rights.

         TRANSFERABILITY OF UNITS. Holders of Units shall have the right to assign one or more whole Units by written instrument the terms of which are not in contravention of any of the provisions of the Partnership Agreement.

         An assignee of record shall be entitled to receive Distributions from the Partnership attributable to the Units acquired by reason of such assignment from and after the effective date of the assignment of such Units to him; however, the Partnership and the General Partners shall be entitled to treat the assignor of such Units as the absolute owner there of in all respects, and shall incur no liability for allocations of Net Income, Net Loss, or Distributions, or transmittal of reports and notices required to be given to Limited Partners which made in good faith to such assignor until such time as written instrument of assignment has been received by the Partnership and recorded on its books. The effective date of an assignment of Units

(of which assignment the Partnership has actual notice) on which the Assignee shall be deemed an Assignee of record shall not be later than the first day of the fiscal quarter following the date set forth on the written instrument of assignment.

         Any assignment, sale, exchange or other transfer in contravention of any of the provisions of the Partnership Agreement shall be void and ineffectual, and shall not bind or be recognized by the Partnership.

         An Assignee may only be substituted as a Limited Partner in the place of the assignor Limited Partner with the prior consent of the General Partners. Any substituted Limited Partner must agree to be bound by the provisions of the Partnership Agreement.

         BOOKS AND RECORDS. At all times during the term of the Partnership, the General Partners will keep true and accurate books of account of all the financial activities of the Partnership. These books of account are kept open for inspection by the Limited Partners or their representatives at any reasonable time. The General Partners may make such elections for federal and state income tax purposes as they deem appropriate and the fiscal year of the Partnership is the calendar year unless changed by the General Partners with the consent of the Commissioner of Internal Revenue.

DISTRIBUTIONS, NET INCOME AND NET LOSS

         ALLOCATION OF NET INCOME AND NET LOSS FROM OPERATIONS. Until such time that all Limited Partners have received allocations of Net income from the Partnership equal to a 6% cumulative, but not compounded, preferred return on adjusted Capital Contributions (the "Preferred Return"), Net Income shall be allocated 99% to all Limited Partnership Units, which will be further allocated among such Units on a pro rata basis, and 1% to the General Partners. Until such time that all Limited Partners have received Distributions equal to their Capital Contributions plus their Preferred Return, Net Losses shall be allocated 99% to all Limited Partnership Units, allocated among them on a pro rata basis, and 1% to the General Partners. Thereafter, Partnership Net Income, Net Loss, and all items of Partnership deduction and credit shall be allocated 15% to the General Partners and 85% to all Limited Partners, pro rata, according to the number of Units owned. The foregoing allocations are subject to certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"), as set forth in Section 4.5 of the Partnership Agreement.

         ALLOCATION OF PROFITS AND LOSSES ON SALES OF PROPERTY. Profits and Losses on Sales of Property are allocated as set forth in Section 4.5(f) and 4.5(g), respectively, of the Partnership Agreement.

         DISTRIBUTIONS. Distributions of Distributable Cash from Operations, if any, will be made annually within 90 days after the end of the Partnership's fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative Distributions in an amount equal to their Capital Contributions plus their unpaid Preferred Return, after which time Distributions of Distributable Cash from Operations shall be allocated 85% to the Limited Partners and 15% to the General Partners. Except for Distributions on Dissolution described in Section
8.2 of the Partnership Agreement, Distributions of Cash from Sale or Refinancing of Partnership Properties shall be distributed to the Partners at such times as the General Partners shall determine in the same manner as

Distributions of Distributable Cash from Operations. The General Partners have the right to use Cash from the Sale of Refinancing of Partnership Properties to pay seller financed debt without making a Distribution to Partners; provided, however, that sufficient funds, if available, shall be distributed to the Limited Partners to pay any resulting state or federal income tax, assuming that all such Limited Partners are in a 28% tax bracket.

INVESTMENT OBJECTIVES; RISKS

         In general, the investment objectives of the Partnership may be summarized as follows:

         (a)     Preservation and return of the Partners' capital.

         (b)     Capital appreciation.

         (c) Added value through pre-development activity (zoning, subdivision, site planning, engineering).

         (d)     Cash flow after return of capital.

         (e)     Minimization of risk by maintaining minimum partnership debt.

         The General Partners are, at all times, guided by a policy of realizing profit intended to result in gain for the Limited Partners upon ultimate disposition of the Properties. There can, however, be no assurance or guarantee that the decisions made by the General Partners will result in the realization of any profit.

         The Partnership is subject to the risks generally incident to the ownership of real estate, including the uncertainty of cash flow to meet fixed or variable obligations; adverse changes in national economic conditions; changes in the investment climate for real estate investment; lack of geographic diversification; adverse changes in local market conditions, such as changes in the supply of, or demand for competing properties in an area; changes in interest rates and the availability of permanent mortgage funds, which may render the sale or refinancing of a property difficult or unattractive; changes in real estate tax rate and other operating expenses, governmental rules (including, without limitations, zoning laws and fiscal policies); known and unknown environmental conditions on the property and acts of God that may result in uninsured losses (including, without limitation, earthquakes and floods).

         The purchase of property to be developed or constructed is subject to more risks than is involved in the purchase of property with an operating history. In the event the General Partners decide to develop the Properties, the Partnership will be subject to the risk that there may be unanticipated delays in, or increases in costs of, development and construction as a result of factors beyond the control of the General Partners. These factors may include, among others, strikes, adverse weather, material shortages, and increases in the cost of labor and materials. Such factors can result in the increased cost of a project and corresponding depletion of the Partnership's working capital and reserves, or loss of the Partnership's investment as a result of foreclosure by a construction or other lender. Additional risks may be incurred where the Partnership makes periodic progress payments or other advances to the builders prior to completion of the construction. It should also be noted that the development of unimproved real property is a time-consuming process which often involves governmental approval of site and development plans, environmental studies and reports, traffic studies, and similar items.

         The Partnership may enter into joint ventures in order to accomplish the development of the Properties. Such transactions may create risks not otherwise present, such as the joint venturer's investment objectives may be inconsistent with the investment objectives of the partnership.

         If the Partnership develops the Properties, either alone or in conjunction with joint venture partners, construction arrangements will be made at that time. As of the date of this Form 10K, no arrangements have been entered into or negotiated with any person for the development of any of the Properties.

         If the Partnership requires a loan to finance pre-development or development activities, or to pay off or refinance an existing loan on a given property, the availability and cost of such a loan is uncertain due to money market fluctuations. The General Partners are unable to predict the effects of such fluctuations on the Partnership. Money market conditions which may exist if and when the Partnership seeks to obtain any financing with respect to the Partnership for development or other purposes may make such financing difficult or costly to obtain and may have an adverse effect on the Partnership's ability to develop the Properties. Additionally, such conditions may also adversely affect the ability of the Partnership to sell the Properties when a sale is determined to be in the best interests of the Partnership, and may affect the terms of any such sale.

         The Partnership's investment objectives must be considered speculative and there is no assurance that the Partnership will fulfill them.

SELLING POLICY

         The Partnership seeks to sell all Properties for all cash. However, if the General Partners deem it to be in the best interests of the Partnership and its Limited Partners, the Partnership will sell one or more of the Properties in exchange for receiving part of the purchase price in cash at the time of sale and receiving the balance of the purchase price on a deferred basis. The deferred amount will be evidenced by an interest-bearing promissory note secured by a deed of trust on the Property sold. However, the Partnership does not intend to carry bank any promissory notes unless it obtains a first priority lien against the Property sold.

COMPETITION

         It is anticipated that the Partnership will encounter considerable competition in the pre-development, development, operation, and eventual sale of the Properties. Even under the most favorable marketing conditions, there is no guarantee that the Properties can be pre- developed, developed, operated, or sold, and if sold, that such sale will be made upon terms favorable to the Partnership. Similarly, there is no guarantee that the Partnership will be able to conduct profitable operations on the Properties, if and when they are developed.

GOVERNMENTAL POLICIES

         The Partnership's pre-development and development plans for the Properties, as well as the value of the Properties, are dependent in large part on governmental action. the following is a partial list of some, but not all, of the potential problems which could arise due to governmental action or inaction.

         ZONING/PLANS/MAPS/PERMITS. Certain of the parcels are not zoned for the uses anticipated by the Partnership. Applications have been or will be made to change the zoning for certain of those parcels. As described under
Item 2."Properties," some Properties have already been rezoned, but no assurances can be given that all such rezoning changes will be approved.
Zoning changes are dependent on, among other things, whether or not such change would be consistent with the General and Specific Plan for a given area. Further, final parcel/tract maps have not been approved for all Properties, nor have any grading or building permits been obtained. In the event that such Properties do not receive the zoning desired by the General Partners, or if final maps are not approved or permits not obtained, the value of those parcels to the Partnership and to others may be reduced and the investment results of the Partnership may be adversely affected.

         GROWTH INITIATIVES. Many counties and cities in California have been subject to so called "slow growth" initiatives which could seriously affect the ability to timely develop properties located within a county or city passing such an initiative. Although no such initiatives are currently pending, such an initiative could adversely affect the use or value of those of the Properties located within such county or city.

         PROPERTY TAX REFORM AND RENT CONTROL. Statewide property tax reform has reduced real property taxes in California. However, subsequently enacted statewide implementing legislation may cause real property taxes in California to increase at a more rapid rate than previously experienced and legislation enacted in certain municipalities in response to the statewide reform requires owners of real property to pass through property tax saving to residential and certain commercial tenants by various means, including rent reduction. It is also possible that legislation at the state or local level may be enacted in California which include some form of rent control applicable to the Partnership. In addition, certain fees and charges associated with the acquisition and ownership of real property in California have been increased to offset decreases in local revenue resulting from the property tax reduction.

         OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums, changes in general or specific plans, down-zoning of the Properties or unanticipated environmental regulation or similar considerations could impair the value of the Properties, either to the partnership or to others.

ENVIRONMENTAL

         The Partnership may be required in certain instances to obtain environmental impact, biological impact or other similar reports prior to development of the Properties. Such reports may indicate conditions which make it more expensive (or in rare cases, impossible) to develop a Property in a manner anticipated by the Partnership, or may cause delays in the development of a Property. If a Property is contaminated by hazardous materials, the Partnership could incur substantial clean up costs under federal, state and local laws which could adversely affect the investment results of the Partnership.

         The General Partners know of no environmental conditions on the Properties that would adversely affect the investment results of the Partnership.

EMPLOYEES

         The Partnership has no employees. Management of the Partnership is provided by the General Partners. See Item 10 "Directors and Executive Officers" for information about the General Partners.


ITEM 1(D).        FOREIGN OPERATIONS

         The Partnership has no foreign operations in foreign countries.


ITEM 2.          PROPERTIES

         The Partnership acquired for cash, free of monetary encumbrances, a total of fourteen Properties, some of which consist of more than one parcel. All of the Properties are in the area of Southern California known as the "Inland Empire." While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Murietta (formerly Rancho California) on the south.

         Included in this area are the communities of Perris, Sun City, Moreno Valley, Riverside, Beaumont, San Jacinto, Palm Desert, Murietta (formerly Rancho California) and Elsinore in Riverside County, and Fontana, Rialto, Rancho Cucamonga, Ontario, San Bernardino Highlands and Chino in San Bernardino County.

         The Properties are unimproved and presently produce no operating income. It is possible that future economic conditions, governmental actions or other factors may deter or prevent the Partnership form pre-developing or developing the Properties, or an of them. In such event, the potential profitability, if any, with respect to the Properties would be dependent upon appreciation of the Properties and the Partnership's ability to refinance and sell the same. There can be no assurance that the Properties, even if developed by the Partnership, can be operated or ultimately sold for a profit.

         The Partnership owns or has owned the following properties:

                                  Date                   Purchase            Date             Sales
Property                          Purchased              Price               Sold             Price
--------                          ---------              --------            ----             -----
Perris 4.85                       10-03-89               $     87,000        *                *
Perris 4.09                       10-03-89               $     82,000        *                *
Rialto 10                         06-08-90               $    452,000        *                *
Adelanto 10**                     11-07-89               $     90,000        07-25-90         $200,000
Adelanto 40                       03-08-90               $    450,000        *                *
Mojave 7                          07-10-90               $    543,900        *                *
Mojave 10                         03-12-90               $  1,000,000        *                *
Victorville 40****                01-12-90               $    870,000        11-22-95         $241,000
Victorville 10***                 11-26-91               $    181,000        03-09-92         $52,830
Victorville 76.97                 02-21-90               $  1,100,500        *                *
Victorville 64                    04-10-90               $    864,000        *                *
Victorville 75                    04-10-90               $  1,012,000        *                *
Victorville 63.41                 04-24-90               $    768,000        *                *
Adelanto 4.49                     05-25-90               $    260,000        *                *

________________________

     * These Properties were still owned by the Partnership as of December 31, 1996.
    ** Seller first trust deed was foreclosed on and property subsequently resold.
   *** A 2 acre easement was sold to Southern California Edison and the Partnership retained 8 acres.
  **** 29 residential acres were sold and an 11 acre commercial parcel was retained

     PERRIS 4.85 AND 4.09. These two Properties are contiguous parcels located at the northwest corner of the intersection of Ethanac Road and Sophie Street in the County of Riverside. The Properties consist of approximately
4.85 and 4.09 acres, respectively. The southeast corner of the Properties abut the City of Perris city limits.

     Ethanac Road is currently unpaved as it fronts the Properties and the nearest paved roads are Margarth and Marie Streets, about one-half mile to the west. The terrain is somewhat hilly. Ethanac is designated to become Highway 74 and to provide a straightening of the Highway from its current configuration.

     The Properties are approximately 2.5 miles west of I-215, the Escondido Expressway and one mile south of the present alignment of Highway 74 (the Ortega Highway).

    Currently there is well water, electricity and septic tank sewage available to the Properties. It is anticipated that a Community Facilities District will be formed which will provide water service, sewer and paved roads. Current zoning is rural residential, but rezoning to R-1 is contemplated by the General Partners.

    RIALTO 10. In place of the Perris 18 parcel discussed in the Offering Circular, the Partnership purchased the Rialto 10 parcel, a 10 acre parcel zoned for Industrial. Rialto 10 is located at Tamarind and Alder, north of Baseline. Current zoning is industrial.

The expansion for the Rialto Airport to the property across the street as well as FAA funding for the project have been approved and completed.

     ADELANTO 10. The Property was sold in July 1990 subject to a $155,000 seller first trust deed due July 1992. During July 1992, the note maturity was extended to July 30, 1993 for a principal reduction of $15,000. The property was foreclosed upon when the note matured and subsequently resold in August 1993 for $105,000.

     ADELANTO 40. This approximately 40 net acre parcel is located at the southwest corner of Air Base Road and Beaver Street in the City of Adelanto.
It is currently zoned R-1, but the City of Adelanto is processing a new general plan which indicates that one-half may be planned industrial (20 acres) and one-half may become commercial. The City has, from its own funds, paved Air Base Road to within 1/4 mile of the Property and water is now supplied to the Property.

     MOJAVE 7 AND MOJAVE 10. These two Properties of approximately seven acres and ten acres, respectively, occupy the Southwest and Northwest corners of Mojave Drive and Amethyst in the City of Victorville.

     The Properties are both zoned C-2, general commercial, and utilities and sewer are currently approximately one mile to the east. A community Facilities District has been formed and sewer, water and electricity brought to the Properties. Mojave Drive is now a four lane paved road through Victorville
from Interstate 15 to Highway 395.   The 7 acre parcel has all offsite
improvements completed.

     VICTORVILLE 40. This Property actually consists of two 20-acre parcels separated by an intervening property but both having frontage of Mesa Linda Street in the City of Victorville. Ten acres are zoned commercial and thirty acres are zoned residential (4 units per acre).

     Sewer, water and electricity is currently approximately 2.5 miles to the east along Mojave Road, and the Community Facilities District, which will bring those amenities to the Property, has already been formed and approved by the City Council of Victorville, and construction plans are substantially completed.

     In November 1995, the Partnership sold 29 acres for $241,000, retaining 11 acres that have been rezoned to commercial use.

     VICTORVILLE 10. This 10 acre parcel is zoned R-1 and the General Partners have initiated the engineering to process an application for a 35 lot single-family home subdivision on the Property. It is located on Seneca Road west of Mesa Linda. It is also in the previously mentioned Victorville Community Facilities District which will, when funded, bring sewer, water and electricity to the edge of the Property. In March, 1992, the Partnership sold approximately 2.43 acres for $52,830 to Southern California Edison.

     VICTORVILLE 76.97, 64, 75, AND 63.41. These four Properties are all contiguous from El Evado Road to Amethyst fronting on Rancho Road in the City of Victorville. The Properties actually consist of a full one-half section (320 acres), but approximately 40 acres are lost to a Southern California Edison easement. The zoning consists of 50 acres of industrial and 15.5 acres of commercial. The balance of the acres are zoned residential. A federal prison is to be housed at George Air Force Base bringing about 500 jobs to the area. The first phase of the prison is under construction.

     All utilities are currently available at the eastern border of the Property and Rancho Road is a fully improves paved road fronting the entire property.

         ADELANTO 4.49. The Adelanto 4.49 parcel, located on the northwest corner of Yucca and Bellflower, is currently zoned Industrial. The prior zoning was Desert Scenic. No further pre-development is necessary and the Property is currently offered for sale.


ITEM 3.  LEGAL PROCEEDINGS

         There are no matters requiring disclosure under Item 3.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Registrants security holders during the fourth quarter of 1996.


                                    PART II


ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

MARKET INFORMATION

         As of December 31, 1996, there were approximately 1018 record holders of Units of Limited Partnership Interest. There is no other class of security outstanding or authorized. To the General Partner knowledge, there has not been, and currently there does not exist, any publicly established trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1995 or 1994. In 1996, 47 units were traded on the secondary market at between $250 to $265 a unit.

CASH DISTRIBUTIONS

There were no cash distributions during the years ended December 31, 1996, 1995 and 1994.

         A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in
Item 1 "Business", under the subcaption "Distributions, Net Income and Net
Loss."


ITEM 6.  FINANCIAL INFORMATION

SELECTED FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31

         The following table summarizes selected financial data of the Partnership for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                                                   (UNAUDITED)
                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                        (Not Covered By Auditor's Report)

                                   1996             1995         1994            1993           1992
                                   ----             ----         ----            ----           ----
 Income from Sale of Property   $              $   241,000    $              $   105,000    $    52,830
 Less cost of Property sold               -       (802,841)   $         -       (180,291)       (48,304)
                                -----------    -----------    ------------   -----------    -----------
 Gross profit (loss)                              (561,841)                      (75,291)         4,526
 Interest Income                      2,002            118             700         6,615         23,368
 Other income                             -              -              -              -              -
                                -----------    -----------    ------------   -----------    -----------
 Total income (loss)            $     2,002    $  (561,723)   $        700   $   (68,676)   $    27,894
                                -----------    -----------    ============   ===========    ===========
 Net income (loss)              $(3,926,654)   $  (568,823)   $     (6,400)  $   (75,776)   $    20,794
                                -----------    -----------    ============   ===========    ===========
 Net income (loss) per Unit*    $   (388.73)   $    (56.31)   $      ( .63)  $     (7.50)   $      2.08
                                -----------    -----------    ============   ===========    ===========
 Cash distribution per Unit*    $              $              $         -    $         -    $         -
                                -----------    -----------    ============   ===========    ===========
 Total assets                   $ 4,785,795    $ 8,546,983    $  9,084,663   $ 9,057,223    $  9,103,75
                                -----------    -----------    ------------   -----------    -----------

*(Based on 10,000 Units outstanding at December 31, 1996, 1995, 1994, 1993, and
1992)

RESULTS OF OPERATIONS

     During the period from inception (November 16, 1989) through December 31, 1990, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. During 1990, the Partnership sold the Kletka/Adelanto for a gross profit, net of all acquisition, carrying and selling costs, of $109,346. The sales price was $225,000, with the Partnership carrying a first trust deed of $155,000 with a maturity date of July 30, 1992. In July 1992, the Partnership extended the maturity date of the note to July 30, 1993 in exchange for a $15,000 principal reduction on the note. In July 1993, the Partnership foreclosed on the note and subsequently resold the property in August 1993 for $105,000. The resale resulted in a loss of $75,291, net of all carrying and selling costs. In total, the partnership realized a profit of $34,055 on the sale and resale of the Kletka/Adelanto property.

         In 1992, the Partnership sold 2.43 acres of the "Victorville 10" property to Southern California Edison for a gross profit of $4,526. Other revenues received during the fiscal years ended December 31, 1991, 1992, 1993, 1994 and 1995 consisted primarily of interest income earned on funds held, and income from the forfeiture by potential buyers of non-refundable escrow deposits.

         In 1995, the Partnership sold 29 acres of the "Victorville 40" property for a loss of $561,841. The sale generated cash of $69,327 and a note for $141,000. Interest income from the note will provide some of the cash requirements of the Partnership.

         The Partnership loss in 1996 was due to a write-down in value of the Partnership land due to a decline in market value of the land.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership raised a total of $8,918,182, net of syndication costs, from the sale of Limited Partnership Units. During the period from inception through December 31, 1995, the Partnership acquired a total of fourteen Properties for all cash at a total expenditure of $8,891,712, including carrying costs (such as interest expense and property taxes). All costs associated with the acquisition of the Properties, as well as carrying costs and administrative expenses, are capitalized (i.e., added to the cost of the Properties) and are deducted from the sale prices to determine gains (or losses) when the Properties are sold.

         The Partnership does not intend to acquire any additional Properties. The remaining twelve Properties are being held for resale. Upon sale, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the Partners.

         The Partnership owns land in the Riverside and San Bernardino counties. This region of Southern California experienced a significant economic recession that has substantially eroded the value of all real estate in the area.

         Lower home and commercial property prices has driven down the value of vacant land, and in many instances has made new development financially unfeasible. This has made it difficult to sell the Partnership land at
anything but liquidation prices.   The general partners expect the economic
recovery in this region to be slow.   Accordingly, the General Partners intend
to meet currently anticipated cash requirements for at least the next twelve months by first using cash on hand; second, funds from interest income and rental income; third, the sale of properties; and fourth, from additional loans or credit facilities secured by the properties.

         The General Partners believe that the Partnership has sufficient funds to meet currently anticipated cash requirements for the next twelve months. During 1996, the Partnership procured a $125,000 loan secured by Partnership land to provide cash for anticipated Partnership cash requirements. Management is also attempting to sell one or more of the remaining parcels of land. There can be no assurance that the General Partners will be successful in selling one or more of the remaining parcels of land.

     The Partnership has no current plans to develop any of the Properties, and it is expected that no such plans would be undertaken unless adequate funding could be obtained, either form the sale or refinancing of Properties or from a joint venture partner.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10K:

For the fiscal years ended December 31, 1996, 1995 and 1994:

                                                                    Page No.

     Independent Auditor's Report                                     FS-1

     Balance Sheets as of December 31, 1996 and 1995                  FS-2

     Statements of Income for the years ended
     December 31, 1996, 1995 and 1994                                 FS-3

     Statements of Partners Capital for the years ended
     December 31, 1996, 1995, 1994 and 1993                           FS-4

     Statements of Cash Flow for the years ended
     December 31, 1996, 1995 and 1994                                 FS-5

     Notes to Financial Statements                                    FS-6

     Financial Statement Schedules                                    FS-10

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The accounting firm of Balser, Horowitz, Frank & Wakeling ("BHF&W), whose report is included elsewhere herein with respect to the Partnership's financial statements for the fiscal years ended December 31, 1996 and 1995, has provided accounting services to this Partnership and to other limited partnerships of which the General Partners are the general partners, for many years.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

         The Partnership has no employees and no directors or executive officers. Management of the Partnership is provided by the General Partners.

         TMP Properties, a California general partnership, and TMP Investments, Inc., a California corporation, are the General Partners of the Partnership. TMP Properties was formed on July 14, 1978. TMP Properties' principal business has been the acquisition of undeveloped land and the coordination of activities necessary to add value to such land, primarily through the pre-development process. It has syndicated numerous private real estate limited partnerships, and eleven public real estate limited partnerships. All of the properties purchased by such partnerships were located in the State of California except for one (an office building) which was located in Oklahoma City, Oklahoma.
Each of such limited partnerships involved a specified real property program in which TMP Properties was the general partner. The general partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel.

         The individual partners of TMP Properties are listed below, together with information regarding their employment experience and background.

          TMP Investment Inc., a California corporation, was formed on December 12, 1984. TMP Investments Inc. has served in the capacity of a co-general partner in all of the TMP sponsored programs since December 1984. In 1993, TMP Investments Inc. began serving as sole general partner in all TMP sponsored partnerships. TMP Investments Inc. has been and will continue to be engaged in asset management, real estate accounting, budgetary services, and partnership management on behalf of existing limited partnerships and limited partnerships which it sponsors in the future. The shareholders of TMP Investments, Inc. were William O. Passo, Anthony W. Thompson, and Scott E. McDaniel until September 1993, when Mr. McDaniel sold his share of TMP Investments Inc. to Mr. Passo and Mr. Thompson.

         WILLIAM O. PASSO, 55, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc., an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

         SCOTT E. MCDANIEL, 50, is a Director and Vice President of TMP Investments Inc. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976.
He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

         ANTHONY W. "TONY" THOMPSON, 50, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant form the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.


ITEM 11.         EXECUTIVE COMPENSATION

         During the period since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 1996, the Partnership paid fees to the General Partners for various services in the amount of $122,835 of which $17,491 was paid in the year ended December 31, 1996. (See Item 13. "Certain Relationships and Related Transaction".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 1996, the Partnership had 10,000 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units.
The following table set forth the number of Units beneficially owned as of December 31, 1996 by each officer, director and general partner of the General Partners and by all such persons as a group.

                                                   Number of                 Percent of
Name of Beneficial Owner                           Units                     Class
------------------------                           -------------             ----------
William O. Passo                                   40                        0.40%
Anthony W. Thompson                                10                        0.10%
All officers, directors and                        50                        0.50%
general partners as a group
(2 persons, including the above)

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

         The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 1996. The information under "Operating and Liquidation Stage" and "Summary of Compensation" below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10K for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                                         Amount Paid from
        Form of Compensation                                                             Formation through
            and Recipient                        Description of Payment                  December 31, 1996
     --------------------------        -----------------------------------------         -----------------
  Selling Commission and Due        Up to a maximum of 10% of gross proceeds, a              $1,009,704
  Diligence Reimbursement (TMP      minimum of which was reallocated to
  Capital Corp.)                    participating Soliciting Dealers (which
                                    included TMP Capital Corp.) from Units sold by
                                    them.  Up to an additional 0.5% paid to
                                    Soliciting Dealers (which included TMP Capital
                                    Corp.) for due diligence activities.
  Reimbursement for                 Organizational Expenses paid to the General                 $29,753
  Organizational Expenses           Partners to reimburse them (without markup or
  (General Partners)                profit) for organizational costs actually
                                    incurred such as advertising, mailing,
                                    printing costs, clerical expenses, legal and
                                    accounting fees.
  Reimbursement for Property        The General Partners were reimbursed                       $708,896
  Expenses                          (without markup or profit) for all out of
  (General Partners)                pocket expenses directly related to the
                                    Properties, including the purchase price of
                                    Properties acquired prior to Partnership
                                    formation, out of pocket carrying costs of
                                    such Properties (such as interest and
                                    property taxes) including actual interest
                                    incurred on all funds advanced for the
                                    benefit of the Partnership, deposits, escrow
                                    extension payments, appraisal fees, expenses
                                    of feasibility and other studies performed
                                    by third parties unaffiliated with the
                                    General Partners and similar expenses, but
                                    not including the General Partners'
                                    overhead, salaries, travel or like expenses.


  Property Acquisition Fees         For services rendered in connection with the
  (General Partners or an           acquisition of the Properties acquired by the
  affiliate)                        Partnership, the General Partners, or an
                                    affiliate, received acquisition compensation
                                    (either denominated as such, or as a real
                                    estate brokerage commission, or otherwise) in
                                    the following amounts:
                                    (I)     Acquisition fees:                                 $625,000
                                    (ii)    Real estate brokerage commissions                 $193,616

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                                         Amount Paid from
       Form of Compensation                                                              Formation through
            and Recipient                        Description of Payment                  December 31, 1996
     --------------------------        -----------------------------------------         -----------------
  Partnership Management Fee        A Partnership Management Fee with respect to              $122,835
  (General Partners)                each Property until a Property is sold or
                                    improvement of the Property commences in an
                                    annual amount of 1/4 of 1% (.225%) of the cost
                                    of the property, but not to exceed 2% of such
                                    cost in the aggregate.

  Leasing and Property              For leasing an improved Property, or a portion              $-0-
  Management Fees (General          thereof, a commission equal to 7% for the
  Partners or an affiliate)         first year's rent (net lease) or 6% of the
                                    first year's rent (gross lease) decreasing to
                                    2.5% (net lease) or 2% (gross lease) of the
                                    rent for years eleven through thirty.  Upon
                                    development of the Properties, or any of them,
                                    an amount up to 5% of the gross revenues of
                                    the Properties for supervision for the
                                    operation and maintenance of the Properties.
                                    Such leasing and property management fees
                                    shall not exceed the competitive rates that
                                    would be charged by unaffiliated persons.
  Interest in Partnership           1% interest in all Partnership allocations of              $3,030
  Allocation of Each Material       Net Income, Net Loss and Distributions of
  Item (General Partners)           Distributable Cash from Operations and of Cash
                                    from Sale or refinancing of the Properties.
  Subordinated Participation        A 15% interest in all Partnership allocations               $-0-
  (General Partners)                of Net Income and Distributions of
                                    Distributable Cash from Operations and of Cash
                                    from the Sale or Refinancing of the Properties
                                    subordinated to a return of all Limited
                                    Partners' Capital Contributions plus a
                                    cumulative, non-compounded return of 6% per
                                    annum on their Adjusted Capital Contributions.
  Subordinated Real Estate          Real estate commissions with respect to the                 $-0-
  Commission (General Partners      sale of Properties which are equal to the
  or an Affiliate)                  lesser of:  (I) 3% of the gross sales price of
                                    a Properties; equal to one-half the normal and
                                    competitive rate charged by unaffiliated
                                    parties, but payment shall be subordinated to
                                    a return of all Limited Partners' Capital
                                    contributions, plus a cumulative,
                                    noncompounded return of 6% per annum on their
                                    Adjusted Capital Contributions.

         SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $1,009,704 (including due diligence fees) and reimbursed the General Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $29,753. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. During the operating stage, the partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the limited Partners have received allocations of Net Income equal to a cumulative, noncompounded return of 6% on their Adjusted Capital Contributions (the "Preferred Return"); and thereafter, the General Partners will have a 15% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 85% interest therein. Net Losses will be allocated to the Partners with positive Capital Accounts, in accordance with the ratio of their positive Capital Account balances until no Partner has a positive Capital Account; and thereafter, Net Losses will be allocated 100% to the General Partners. If the General Partners or an Affiliate provide a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an Affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 15% General Partners' participation and the Partners' real estate commission on three sale are subordinated to a return of all Limited Partners' Capital Contribution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

         Thus, only after the Limited Partners have recovered their Capital Contributions plus the cumulative 6% return discussed above, will the General Partners' allocation of Distributions of Distributable Cash from Operations and Cash from Sale or Refinancing of Partnership Property exceed a nominal 1% ownership interest therein. Such allocation provides built-in incentive for the General Partners to seek the optimum performance from the Partnership's Properties.

CONFLICTS OF INTEREST

         The Partnership is subject to various conflicts of interest from its relationship with the General Partners. These conflicts include, but are not limited to:

         CONFLICTS IN GENERAL. The interests for the Limited Partners may be inconsistent with those of the General Partners or their Affiliates when the General Partners must make policy decisions on behalf of the Partnership. The General Partners, for instance, might not desire to sell a Property when a sale would be advantageous to the Limited Partners because of the General Partner's interest in Distributions of Distributable Cash from Operations and Net Proceeds from the Sale or Refinancing of the Property. Subject in certain circumstances to the approval of the holders of a majority or other specified voting percentage of the Units, the General Partners will have the discretion as to when to sell a Property or portion thereof. The timing of the sale of a Property or any portion thereof and the terms on which such sale will be made may result in a conflict of interest. Furthermore, the sale of a Property may result in the recognition of substantial taxable gain to the General or Limited Partners in different ratios depending upon the timing of such sale. Accordingly, the decisions as to when to sell a Property may be advantageous to the General Partners and disadvantageous to the Limited Partners, or vice versa. The General Partners in any event will be compelled to make any decisions with respect to the sale or retention of a Property based upon the best interests of the Partnership and its Limited Partners because of the fiduciary duty which they owe to the Limited Partners.

         AVAILABILITY OF MANAGEMENT SERVICE. The Partnership will not have independent management, as it will rely on the General Partners and affiliates for all its management decisions. Other investment projects in which the General Partners and affiliates participate, either individually or as a general partner, real estate broker, or investment adviser, may compete with the Partnership for the time and resources of the General Partners and their affiliates. The General Partners will, therefore, have conflicts of interest in allocating management time, services, and functions among the Partnership and other existing partnerships and businesses, as well as any partnerships or business entitles which may be organized in the future. Under the Partnership Agreement, the General Partners are obligated to devote as much time as they, in their sole discretion, deem to be reasonably required for the proper management of the Partnership and its assets. The General Partners believe that they have the capacity to discharge their responsibilities to the Partnership notwithstanding participation in other investment programs and projects.

         INTERESTS IN OTHER ACTIVITIES. The General Partners, or any of their affiliates, may engage for their own account, or for the account of others, in other business ventures, whether real estate or otherwise, and neither the Partnership nor any Limited Partner shall be entitled to any interest therein solely by reason of any relationship with or to each other arising from the Partnership.

         RECEIPT OF COMPENSATION BY THE GENERAL PARTNERS. The payments to the General Partners set forth above have not been determined by arm's-length negotiations.

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8K.

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10K.

(b) The registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1996.

(c) Exhibits - Those exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

         (3), (4) and (10.1)               Agreement of Limited Partnership and
                                           other material agreements are
                                           incorporated by reference to
                                           Exhibits (3), (4) and (10.1) to the
                                           Form 10 Registration Statement, SEC
                                           File No. 0-19916 filed on March 12,
                                           1992.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 14, 1997

                TMP INLAND EMPIRE V, LTD.
                A California Limited Partnership

                By:  TMP INVESTMENTS INC.,
                A California corporation as co-General Partner



                     By:_____________________________________________
                             William O. Passo, President


                     By:_____________________________________________
                             Anthony W. Thompson, Executive Vice President


                     By:______________________________________________
                             Michael C. Sun, Chief Financial Officer


                     and by TMP Properties, a California General Partnership, as co-General Partner



                     By:______________________________________________
                            William O. Passo, General Partner



                     By:______________________________________________
                            Scott E. McDaniel, General Partner



                     By:______________________________________________
                            Anthony W. Thompson, General Partner

                            TMP INLAND EMPIRE V, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)

                              Financial Statements
                           December 31, 1996 and 1995


                                Table of Contents

Independent Auditor's Report .......................    1

Balance Sheets .....................................    2

Statements of Income ...............................    3

Statements of Partners' Capital ....................    4

Statements of Cash Flows ...........................    5

Notes to Financial Statements ......................  6-9

Supplementary Information ..........................10-12

                 [BALSER, HOROWITZ, FRANK & WAKELING LETTERHEAD]


                          Independent Auditor's Report



To the Partners
TMP Inland Empire V, Ltd.
(A California Limited Partnership)


We have audited the accompanying balance sheets of TMP Inland Empire V, Ltd. (A California Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire V, Ltd. (A California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic financial statements taken as a whole.


/s/ BALSER, HOROWITZ, FRANK & WAKELING

BALSER, HOROWITZ, FRANK & WAKELING
                 An Accountancy Corporation

Santa Ana, California
January 20, 1997

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 1996 and 1995



                                                                                    1996                1995
                                                                                    ----                ----
                                    Assets
Cash                                                                            $   68,795       $    7,392
Notes receivable                                                                   117,000          141,000
Investment in unimproved land, at lower of cost  or
 fair value                                                                      4,600,000        8,392,966
Prepaid expenses                                                                         0              500
Organization costs (net of accumulated amortization of
 $31,914 in 1996 and $26,787 in 1995)                                                    0            5,125
                                                                                ----------      -----------

     Total assets                                                               $4,785,795       $8,546,983
                                                                                ==========       ==========


                        Liabilities and Partners' Capital

Property taxes payable                                                          $  134,338       $   94,224
Commissions payable                                                                  5,400            5,400
Due to affiliates                                                                      561              209
Franchise tax payable                                                                  800              800
Notes payable                                                                      125,000                0
                                                                                ----------       ----------

     Total liabilities                                                             266,099          100,633
                                                                                ----------       ----------


Partners' capital (deficit)
   General partners                                                                (43,984)          (4,717)
    Limited partners; 10,000 equity units
    authorized and outstanding                                                   4,563,680        8,451,067
                                                                               -----------      -----------

     Total partners' capital                                                     4,519,696        8,446,350
                                                                               -----------      -----------

     Total liabilities and partners' capital                                   $ 4,785,795      $ 8,546,983
                                                                               ===========      ===========


             See Accompanying Notes and Independent Auditor's Report

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                              Statements of Income
              For the Years Ended December 31, 1996, 1995 and 1994

                                                     1996              1995           1994
                                                     ----              ----           ----
Income
   Sale of property                               $         0       $ 241,000       $     0

   Cost of property sold                                    0         802,841             0
                                                  -----------       ---------       -------

     Gross profit or (loss)                                 0        (561,841)            0


   Interest income                                      2,002             118           700
                                                  -----------       ---------       -------

     Total income or (loss)                             2,002        (561,723)          700
                                                  -----------       ---------       -------


Expenses

   Amortization                                         5,126           6,300         6,300
    Decline in fair value of unimproved land        3,922,730               0             0
                                                  -----------       ---------       -------

   Total expenses                                   3,927,856           6,300         6,300
                                                  -----------       ---------       -------


   (Loss) before income taxes                      (3,925,854)       (568,023)       (5,600)

   State franchise tax                                    800             800           800
                                                  -----------       ---------       -------

   Net (loss)                                     $(3,926,654)      $(568,823)      $(6,400)
                                                  ===========       =========       =======


Allocation of net (loss):

   General partners, in the aggregate             $   (39,267)      $  (5,688)      $   (64)
                                                  ===========       =========       =======

   Limited partners, in the aggregate             $(3,887,387)      $(563,135)      $(6,336)
                                                  ===========       =========       =======

   Limited partners, per equity unit              $   (388.73)      $  (56.31)      $  (.63)
                                                  ===========       =========       =======



             See Accompanying Notes and Independent Auditor's Report

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
              For the Years Ended December 31, 1996, 1995 and 1994

                                  General         Limited
                                  Partners        Partners           Total
                                  --------        --------           -----
Partners' capital,
 December 31, 1993                $  1,035       $9,020,538       $9,021,573

Net (loss) for 1994                    (64)          (6,336)          (6,400)
                                  --------       ----------       ----------

Partners' capital,
 December 31, 1994                     971        9,014,202        9,015,173

Net (loss) for 1995                 (5,688)        (563,135)        (568,823)
                                  --------       ----------       ----------

Partners' capital (deficit),
 December 31, 1995                  (4,717)       8,451,067        8,446,350

Net (loss) for 1996                (39,267)      (3,887,387)      (3,926,654)
                                  --------       ----------       ----------

Partners' capital (deficit),
 December 31, 1996                $(43,984)      $4,563,680       $4,519,696
                                  ========       ==========       ==========


             See Accompanying Notes and Independent Auditor's Report

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994

                                                           1996             1995            1994
                                                          ------           ------          ------
Cash flow from operating activities
   Net income or (loss)                                $(3,926,654)      $(568,823)      $ (6,400)
   Adjustments to reconcile net income or (loss)
    to net cash used in operating activities:
     Loss on sale of property                                    0         561,841              0
     Amortization                                            5,125           6,300          6,300
     Increase in prepaid expenses                              500            (500)             0
     Increase in carrying costs                           (129,764)       (132,871)      (103,821)
     Increase in property taxes payable                     40,114          31,784         33,026
     Increase or (decrease) in due to affiliates               352            (605)           814
     Decline in fair value of unimproved land            3,922,730               0              0
                                                       -----------       ---------       --------
       Net cash (used in) operating activities             (87,597)       (102,874)       (70,081)
                                                       -----------       ---------       --------

Cash flow from investing activities
   (Increase) or decrease in notes receivable               24,000        (141,000)             0
   Proceeds from sale of property                                0         241,000              0
                                                       -----------       ---------       --------
     Net cash provided by investing activities              24,000         100,000              0
                                                       -----------       ---------       --------

Cash flow from financing activities
   Proceeds from notes payable                             125,000               0              0
                                                       -----------       ---------       --------
     Net cash provided by financing activities             125,000               0              0
                                                       -----------       ---------       --------

       Net increase or (decrease) in cash                   61,403          (2,874)       (70,081)

Cash, beginning of year                                      7,392          10,266         80,347
                                                       -----------       ---------       --------

Cash, end of year                                      $    68,795       $   7,392       $ 10,266
                                                       ===========       =========       ========

Supplemental disclosures of cash flow information

   Income taxes paid                                   $       800       $     800       $    800
   Interest paid                                             8,594               0              0

Other disclosures

For the years ended December 31, 1996 and 1994, the Partnership did not enter into any non-cash investing or financing activities. In 1995, the Partnership received a note of $141,000 from the sale proceeds of a land parcel. The Partnership did not have any short-term highly liquid investments for the years ended December 31, 1996, 1995 and 1994.


             See Accompanying Notes and Independent Auditor's Report

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994



Note 1 - Summary of significant accounting policies

         Accounting Method - The Partnership's policy is to prepare its financial statements on the accrual basis of accounting.

         Organization Costs - Organization costs include expenses incurred in the formation of the Partnership that have been capitalized and that are being amortized over a period of 40 years prior to 1992 and 5 years beginning in 1992.

         Investment in Unimproved Land - Investment in unimproved land is stated at lower of cost or fair value (see Note 10). All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all carrying costs (such as interest expense and property taxes.) These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

         Syndication Costs - Syndication costs (such as commissions, printing, and legal fees) totaling $1,081,818 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

         Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax due by the Partnership at December 31, 1996 and 1995 is $800.

         Cash and Cash Equivalents - For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Estimates - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Concentration - All unimproved land parcels held for investment are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition. The Partnership attempts to mitigate any potential risk by monitoring the market condition and holding the land parcels until the real estate market recovers.


                        See Independent Auditor's Report

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


Note 2 - Organization of the Partnership

         On November 16, 1989, the Partnership was formed with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners. The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc., and then became the shareholders of TMP Group, Inc.

         The Partnership originally acquired thirteen separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof, either alone or in conjunction with a joint venture partner. A portion of one parcel was sold in 1992 and the proceeds were retained for working capital. During 1993, the Partnership foreclosed on property underlying a note receivable and subsequently sold the property. During 1995, the Partnership sold a portion of one parcel.

         The partnership agreement provides for two types of investments:
         Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement was $2,000 and all others were a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution.


Note 3 - Partners' contributions

         The Partnership offered for sale 10,000 units at $1,000 each to qualified investors. By December 31, 1990, all 10,000 units had been sold for total limited partner contributions of $10,000,000. There have been no contributions made by the general partners. As described in Note 1, syndication costs have been recorded as a reduction in partners' capital.

Note 4 - Allocation of profits, losses and cash distributions

         Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. There were no distributions in 1996, 1995 or 1994.

                        See Independent Auditor's Report

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994

Note 5 - Related party transactions

         Syndication costs (see Note 1) netted against partners' capital contributions include $1,000,000 in selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William
         O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

         Investment in unimproved land includes acquisition fees of approximately $617,562 paid in prior years to TMP Properties and TMP Investments, Inc., the general partners, for services rendered in connection with the acquisition of the properties.

         The Partnership paid $17,491, $19,089 and $19,089 in partnership management fees to the general partners for each of the years ended December 31, 1996, 1995 and 1994. Sales commissions payable to Regal Realty, which is wholly owned by Scott E. McDaniel, total $5,400 at December 31, 1996, 1995 and 1994. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson.

         The Partnership was also charged $9,365, $9,504 and $8,752 during the years ended December 31, 1996, 1995 and 1994, respectively, by the general partner and an affiliated company of the general partner for office, secretarial and advertising expenses. At December 31, 1996 and 1995 the Partnership had a payable of $561 and $209, respectively, to the general partner and the affiliated company.

Note 6 - Sale and related cost of property sold

         The following summarizes property sold in 1995:

                                                    1995
                                                    ----
                                                 Victorville
                                                  29 Acres
                                                  --------
                    Sale price                    $ 241,000
                                                  ---------
                    Cost of parcel                  630,750
                    Development costs                34,089
                    Acquisition fees                 52,622
                    Carrying costs                   62,666
                    Closing costs                    22,714
                                                  ---------
                    Total costs                     802,841
                                                  ---------

                    Loss on sale of property      $(561,841)
                                                  =========

                        See Independent Auditor's Report

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


Note 7 - Notes receivable

         The Partnership sold a parcel of land and as a part of the sale proceeds received a note for $141,000. The note is secured by a deed of trust and is due on September 1, 2002. Interest accrues at 7% per annum, and the borrower is to make monthly payments of $3,000 starting August 6, 1996, however, interest begins accruing December 29, 1996.


Note 8 - Notes payable

         The Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 1, 1998. Interest accrues at 15% per annum payable in monthly installments of $1,562.50 starting September 1, 1996. As of December 31, 1996, $8,594 of interest has been paid and is capitalized to land carrying cost.

Note 9 - Property taxes payable

         Property taxes payable at December 31, 1996 are as follows:

            1994                                $ 48,201
            1995                                  56,269
            1996                                  29,868
                                                --------
                                                $134,338
                                                ========

         If the property taxes remain delinquent for five years, then the County can foreclose on the property. Management plans to take necessary actions to prevent foreclosures.


Note 10 - Decline in the fair value of investment in unimproved land

         As of December 31, 1996, the total carrying amount of the investment in unimproved land was reduced by $3,922,730. This reduction represents the decline in fair value, as determined by the general partners, and is due mainly to the downturn in Southern California's real estate market and slow recovery.


                        See Independent Auditor's Report

                            Supplementary Information

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1996

COLUMN A                        COLUMN B    COLUMN C      COLUMN D         COLUMN E   COLUMN F   COLUMN G    COLUMN H   COLUMN I

                                                     COSTS CAPITALIZED
                                                        SUBSEQUENT          Gross
                                                      TO ACQUISITION       amount      Accumu-
                                                                           at which     lated     Date of               Estimated
                                 Encumb-    Initial  Improve-  Carrying   Carried at  Deprecia-  Construc-     Date    Depreciable
    Description of Assets        rances     Costs     ments     Costs      Year-End     tion       tion      Acquired     Life
    ---------------------        -------    -------  --------  --------   ----------  ---------  ----------  --------  -----------
Unimproved land - Perris, CA       -0-    $   95,786   -0-     $  9,316   $  105,102    -0-         n/a       10/3/89      n/a
Unimproved land - Perris, CA       -0-        93,088   -0-        9,666      102,754    -0-         n/a       10/3/89      n/a
Unimproved land - Rialto, CA       -0-       490,180   -0-       59,288      549,468    -0-         n/a        6/8/90      n/a
Unimproved land - Adelanto, CA     -0-       287,351   -0-       28,138      315,489    -0-         n/a       5/25/90      n/a
Unimproved land - Adelanto, CA     -0-       490,593   -0-       57,152      547,745    -0-         n/a        3/8/90      n/a
Unimproved land - Mojave, CA       -0-       591,209   -0-       77,015      668,224    -0-         n/a       7/10/90      n/a
Unimproved land - Mojave, CA       -0-     1,090,017   -0-      106,106    1,196,123    -0-         n/a       3/12/90      n/a
Unimproved land - Victorville, CA  -0-       272,140   -0-       27,432      299,572    -0-         n/a       1/12/90      n/a
Unimproved land - Victorville, CA  -0-     1,204,302   -0-      143,563    1,347,865    -0-         n/a       2/20/90      n/a
Unimproved land - Victorville, CA  -0-       859,635   722       87,890      948,247    -0-         n/a       4/23/90      n/a
Unimproved land - Victorville, CA  -0-     1,107,264   -0-      112,792    1,220,056    -0-         n/a       4/16/90      n/a
Unimproved land - Victorville, CA  -0-       958,623   -0-       96,208    1,054,831    -0-         n/a       4/10/90      n/a
Unimproved land - Victorville, CA  -0-       138,751   -0-       28,503      167,254    -0-         n/a      11/26/91      n/a
                                                       ---     --------   ----------    ---

                                   -0-    $7,678,939  $722     $843,069   $8,522,730    -0-
                                   ===    ==========  ====     ========   ==========    ===

Reconciliation of
carrying amount
-----------------

Beginning balance                         $8,392,966

Additions
  Improvements                     $ 0
  Carrying costs               129,764
                               -------
  Total additions                            129,764
                                          ----------
                                           8,522,730

Allowance for decline in fair
 value of unimproved land                 (3,922,730)
                                          ----------
Ending balance                            $4,600,000
                                          ==========

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1995


COLUMN A                        COLUMN B    COLUMN C      COLUMN D         COLUMN E   COLUMN F   COLUMN G    COLUMN H   COLUMN I

                                                     COSTS CAPITALIZED
                                                        SUBSEQUENT          Gross
                                                      TO ACQUISITION       amount      Accumu-
                                                                           at which     lated     Date of               Estimated
                                 Encumb-    Initial  Improve-  Carrying   Carried at  Deprecia-  Construc-     Date    Depreciable
    Description of Assets        rances     Costs     ments     Costs      Year-End     tion       tion      Acquired     Life
    ---------------------        -------    -------  --------  --------   ----------  ---------  ----------  --------  -----------
Unimproved land - Perris, CA       -0-     $   95,786    -0-    $  8,140   $  103,926    -0-       n/a       10/3/89      n/a
Unimproved land - Perris, CA       -0-         93,088    -0-       8,479      101,567    -0-       n/a       10/3/89      n/a
Unimproved land - Rialto, CA       -0-        490,180    -0-      46,997      537,177    -0-       n/a        6/8/90      n/a
Unimproved land - Adelanto, CA     -0-        287,351    -0-      22,990      310,341    -0-       n/a       5/25/90      n/a
Unimproved land - Adelanto, CA     -0-        490,593    -0-      49,034      539,627    -0-       n/a        3/8/90      n/a
Unimproved land - Mojave, CA       -0-        591,209    -0-      69,479      660,688    -0-       n/a       7/10/90      n/a
Unimproved land - Mojave, CA       -0-      1,090,017    -0-      87,767    1,177,784    -0-       n/a       3/12/90      n/a
Unimproved land - Victorville, CA  -0-        272,140    -0-      23,848      295,988    -0-       n/a       1/12/90      n/a
Unimproved land - Victorville, CA  -0-      1,204,302    -0-     124,168    1,328,470    -0-       n/a       2/20/90      n/a
Unimproved land - Victorville, CA  -0-        859,635    722      72,100      932,457    -0-       n/a       4/23/90      n/a
Unimproved land - Victorville, CA  -0-      1,107,264    -0-      93,005    1,200,269    -0-       n/a       4/16/90      n/a
Unimproved land - Victorville, CA  -0-        958,623    -0-      81,120    1,039,743    -0-       n/a       4/10/90      n/a
Unimproved land - Victorville, CA  -0-        138,751    -0-      26,178      164,929    -0-       n/a      11/26/91      n/a
                                   ---     ----------   ----    --------   ----------    ---


                                   -0-     $7,678,939   $722    $713,305   $8,392,966    -0-
                                   ===     ==========   ====    ========   ==========    ===

Reconciliation of
carrying amount
-----------------

Beginning balance                          $9,062,972

Additions
  Improvements                $    722
  Carrying costs               132,113
                              --------

  Total additions                             132,835

Reductions
  Initial costs               (717,461)
  Carrying costs               (85,380)
                              --------
  Total reductions                           (802,841)
                                           ----------
Ending balance                             $8,392,966
                                           ==========

                            TMP INLAND EMPIRE V, LTD.

                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1994


COLUMN A                        COLUMN B    COLUMN C      COLUMN D         COLUMN E   COLUMN F   COLUMN G    COLUMN H   COLUMN I

                                                     COSTS CAPITALIZED
                                                        SUBSEQUENT          Gross
                                                      TO ACQUISITION       amount      Accumu-
                                                                           at which     lated     Date of               Estimated
                                 Encumb-    Initial  Improve-  Carrying   Carried at  Deprecia-  Construc-     Date    Depreciable
    Description of Assets        rances     Costs     ments     Costs      Year-End     tion       tion      Acquired     Life
    ---------------------        -------    -------  --------  --------   ----------  ---------  ----------  --------  -----------
Unimproved land - Perris, CA       -0-    $   95,786    -0-    $  6,716  $  102,502      -0-        n/a       10/3/89     n/a
Unimproved land - Perris, CA       -0-        93,088    -0-       6,902      99,990      -0-        n/a       10/3/89     n/a
Unimproved land - Rialto, CA       -0-       490,180    -0-      38,586     528,766      -0-        n/a        6/8/90     n/a
Unimproved land - Adelanto, CA     -0-       287,351    -0-      18,980     306,331      -0-        n/a       5/25/90     n/a
Unimproved land - Adelanto, CA     -0-       490,593    -0-      45,566     536,159      -0-        n/a        3/8/90     n/a
Unimproved land - Mojave, CA       -0-       591,209    -0-      55,885     647,094      -0-        n/a       7/10/90     n/a
Unimproved land - Mojave, CA       -0-     1,090,017    -0-      79,038   1,169,055      -0-        n/a       3/12/90     n/a
Unimproved land - Victorville, CA  -0-       989,601    -0-      80,131   1,069,732      -0-        n/a       1/12/90     n/a
Unimproved land - Victorville, CA  -0-     1,204,302    -0-     107,167   1,311,469      -0-        n/a       2/20/90     n/a
Unimproved land - Victorville, CA  -0-       859,635    -0-      59,936     919,571      -0-        n/a       4/23/90     n/a
Unimproved land - Victorville, CA  -0-     1,107,264    -0-      77,563   1,184,827      -0-        n/a       4/16/90     n/a
Unimproved land - Victorville, CA  -0-       958,623    -0-      65,711   1,024,334      -0-        n/a       4/10/90     n/a
Unimproved land - Victorville, CA  -0-       138,751    -0-      24,391     163,142      -0-        n/a      11/26/91     n/a
                                   ---    ----------  -----    --------  ----------      ---

                                   -0-    $8,396,400    -0-    $666,572  $9,062,972      -0-
                                   ===    ==========  =====    ========  ==========      ===

Reconciliation of
carrying amount
-----------------

Beginning balance                         $8,959,151

Additions
  Initial costs               $    -0-
  Carrying costs               103,821
                              --------
  Total additions                            103,821
                                          ----------
Ending balance                            $9,062,972
                                          ==========