Form 10-Q
period 1997-03-31
TMP INLAND EMPIRE V LTD
filed 1997-05-15
CIK 885049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended March 31, 1997


                           Commission File No. 0-19933


                            TMP INLAND EMPIRE V, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                     33-0341829
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


801 North Parkcenter Drive, Suite 235                          92705
Santa Ana, California                                        (Zip Code)
(Address of principal executive office)

                                 (714) 836-5503
              (Registrant's telephone number, including area code)

                             ----------------------

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

Balance Sheets as of March 31, 1997 and December 31, 1996

Statements of Income for the Three Months ended March 31, 1997 and 1996

Statements of Cash Flows for the Three Months ended March 31, 1997, and 1996


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the inancial position of the Partnership as of March 31, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership

                                 Balance Sheets


                                                   March 31,        December 31,
                                                      1997              1996
Assets

Cash                                              $    44,244       $    68,795
Accounts Receivable                                         -                 -
Interest Receivable                               $       655                 -
Notes Receivable (Note 3)                         $   112,352       $   117,000
Investment in Unimproved Land (Note 1)            $ 4,645,780       $ 4,600,000
Prepaid Expense                                             -                 -
Organization Costs, Net (Note 1)                            -                 -

     Total Assets                                 $ 4,803,031       $ 4,785,795

Liabilities and Partners' Capital

Accounts Payable and Accrued Liabilities          $       800       $       800
Due to Affiliates                                 $     1,361       $       561
Property Taxes Payable (Note 6)                   $   148,404       $   134,338
Commissions Payable (Note 4)                      $     5,400       $     5,400
Notes payable (Note 5)                            $   125,000       $   125,000

     Total Liabilities                            $   280,965       $   266,099

Partners' capital

     General Partners                             $   (43,961)      $   (43,984)
     Limited Partners; 10,000 equity
     units authorized and outstanding             $ 4,566,027       $ 4,563,680

     Total Partners' Capital                      $ 4,522,066       $ 4,519,696

Total Liabilites and Partners Capital             $ 4,803,031       $ 4,785,795

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership
                              Statements of Income

                                                      Three Months Ended March 31,
                                                           1997           1996
Land Sales                                                $    0        $     0

Cost of Land Sales                                        $    0        $     0

  Gross Profit                                            $    0        $     0

Interest and Other Income                                 $2,370        $   837

General and Admin. Expense                                $    0        $     0

Amortization                                              $    0        $ 1,575

  Net Income (Loss)                                       $2,370        ($  738)

Allocation of Net Income (Loss) (Note 2)

     General Partners                                     $   24        ($    7)

     Limited Partners                                     $2,346        ($  731)

     Limited Partners, per unit                           $ 0.23        ($ 0.07)

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership

                             Statement of Cash Flows

                                                                               Three Months Ended March 31,
                                                                                     1997          1996

Net Income (Loss)                                                                  $  1,715      $   (738)

Cash Flow from operating activities
  Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization of organization costs                                                        -         1,575

Increase in investment in unimproved land                                           (45,780)      (36,674)

Increase in Receivables                                                                   -          (823)

Increase in Prepaid Expense                                                               -             -

Increase (Decrease) in Accounts Payable
   and Accrued LiabilitIes                                                           14,865        29,332

Decline in fair value of unimproved land                                                  -             -

Net Cash provided by (used in)
   Operating Activities                                                            $(29,200)     $ (7,328)


Cash Flow from Financing Activities
   Decrease in Notes Receivable                                                       4,649             -

Net Cash provided by Financing Activities                                             4,649             -


Net Decrease in Cash                                                               $(24,551)     $ (7,328)

Cash, Beginning of Period                                                          $ 68,795      $  7,392

Cash, End of Period                                                                $ 44,244      $     64



Supplemental disclosures of cash flow information:

Income taxes paid                                                                         -             -
Interest paid                                                                             -             -

                            TMP INLAND EMPIRE V, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months ended March 31, 1997
                                   (Unaudited)


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

As of March 31, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Note Receivable

As of March 31, 1997, the Partnership had a note receivable relating to a property sale in 1995. The note bears interest at seven percent per annum with monthly principal and interest payments of $3,000.

NOTE 4 - Commissions Payable

As of March 31, 1997 and 1996, the Partnership had a payable to a related party for services rendered relating to sales of properties in 1989 and 1990.

NOTE 5 - Note Payable

As of March 31, 1997, the Partnership had a note payable to a private mortgage company. The loan bears interest at 15% per annum and matures August 1, 1998.

NOTE 6 - Property Taxes Payable

Property Taxes payable as of March 31, 1997 is as follows:

1994              $ 48,201
1995              $ 56,269
1996              $ 29,868
1997              $ 14,066
                  --------
                  $148,404
                  ========

If property taxes remain delinquent for five years, then the County can foreclose on the property. Management plans to take necessary actions to prevent foreclosures.


                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership
                    For the Three Months ended March 31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three and six month periods ended March 31, 1997 and 1996 consisted primarily of interest income.

Operating activities for the three months ended March 31, 1997 and 1996 used approximately $29,000 and $7,000 of cash, respectively; mainly for the carrying costs of the land held for investment. Financing activities for the three months ended March 31, 1997 provided approximately $5,000 from the paydown of the note receivable.

The Partnership had twelve properties as of March 31, 1997 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

The Partnership has insufficient cash to meet anticipated cash requirements for the next twelve months. Management intends to withhold the payment of certain expenses such as property taxes. If additional cash is needed, management will attempt to sell one or more parcels of land or procure a loan secured by Partnership land. However, there is no assurance that management will be able to accomplish this.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 9, 1997

                                 TMP INLAND EMPIRE V, LTD.
                                 a California Limited Partnership


                                 By:  TMP Investments, Inc., as General Partner


                                      By: \s\ William O. Passo
                                         --------------------------------------
                                         William O. Passo, President

                                      By:  \s\ Anthony W. Thompson
                                         --------------------------------------
                                         Anthony W. Thompson, Exec. V.P.

                                      By: \s\ Michael Sun
                                         --------------------------------------
                                         Michael Sun, Chief Financial Officer

                                 By:  TMP Properties, a California General
                                      Partnership as General Partner

                                      By: \s\ William O. Passo
                                         --------------------------------------
                                         William O. Passo, General Partner

                                      By: \s\ Anthony W. Thompson
                                         --------------------------------------
                                         Anthony W. Thompson, General Partner

                                      By: \s\ Scott E. McDaniel
                                         --------------------------------------
                                         Scott E. McDaniel