Form 10-Q
period 1997-06-30
TMP INLAND EMPIRE V LTD
filed 1997-08-14
CIK 885049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended June 30, 1997

                             ----------------------

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

Balance Sheets as of June 30, 1997 and December 31, 1996,

Statements of Income for the three and six months ended June 30, 1997 and 1996,

Statements of Cash Flows for the six months ended June 30, 1997, and 1996.


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership

                                 Balance Sheets


                                              June 30, 1997    December 31, 1996
Assets
Cash                                           $    31,901        $    68,795
Notes & Accounts Receivable (Note 3)               106,007            117,000
Interest Receivable                                    614                  0
Investment in Unimproved Land (Note 1)           4,672,389          4,600,000

     Total Assets                                4,810,911          4,785,795
                                               ===========        ===========

Liabilities and Partners Capital

Accounts Payable and Accrued Liabilities               177              1,361
Property Taxes Payable (Note 6)                    156,042            134,338
Commissions Payable (Note 4)                         5,400              5,400
Notes Payable (Note 5)                             125,000            125,000

     Total Liabilities                             286,619            266,099

Partners' capital

     General Partners                              (43,938)           (43,984)
     Limited Partners 10,000 equity
     units authorized and outstanding            4,568,230          4,563,680

     Total Partners Capital                      4,524,292          4,519,696

Total Liabilities and Partners Capital         $ 4,810,911        $ 4,785,795
                                               ===========        ===========

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership
                              Statements of Income


                                               Three Months Ended     Six Months Ended
                                               June 30    June 30    June 30     June 30
                                                1997       1996       1997        1996
Land Sales                                     $    0      $  0      $    0      $    0

Cost of Land Sales                                  0         0           0           0

     Gross Profit                                   0         0           0           0

Interest & Other Income                         2,226       823       4,596       3,305

  Gross Income                                  2,226       823       4,596       3,305

General & Admin. Expense                            0       525           0       3,150

     Net Income                                $2,226      $298      $4,596      $  155

Allocation of Net Income (Loss) (Note 2):

     General Partners                              22         3          46           2

     Limited Partners                           2,204       295       4,550         153

     Limited Partners, per unit                   .22       .03         .46         .02

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership

                             Statement of Cash Flows


                                                     Six Months Ended June 30,
                                                       1997            1996
Net Income (Loss)                                    $  4,596        $    156

Non-cash adjustments:
Amortization of organization costs                          0           3,149
Adjustments to reconcile net income (loss)
     to net cash used in operating activities:

     Decrease in Receivables                           10,379          (3,290)
     Increase in Prepaid Expense                            0          (1,100)
     Increase (Decrease) in Accounts Payable
        and Accrued Liabilities                        20,520          47,107

Net Cash provided by (used in)
Operating Activities                                   35,495          46,022


      Investment in unimproved land                   (72,389)        (53,423)
    Net Cash (used in) Investing Activities           (72,389)        (53,423)

    Net Increase (Decrease) in Cash                   (36,894)         (7,401)

Cash, Beginning of Period                              68,795           7,392

Cash, End of Period                                  $ 31,901        $     (9)
                                                     ========        ========


                            TMP INLAND EMPIRE V, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1997
                                   (Unaudited)


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

As of June 30, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Note Receivable

As of June 30, 1997, the Partnership had a note receivable relating to a property sale in 1995. The note bears interest at seven percent per annum with monthly principal and interest payments of $3,000.

NOTE 4 - Commissions Payable

As of June 30, 1997 and 1996, the Partnership had a payable to a related party for services rendered relating to sales of properties in 1989 and 1990.

NOTE 5 - Note Payable

As of June 30, 1997, the Partnership had a note payable to a private mortgage company. The loan bears interest at 15% per annum and matures August 1, 1998.

NOTE 6 - Property Taxes Payable

Property Taxes payable as of June 30, 1997 is as follows:

1994                48,201
1995                56,269
1996                29,868
1997                21,704
                   -------
                   156,042
                   =======

If property taxes remain delinquent for five years, then the County can foreclose on the property. Management plans to take necessary actions to prevent foreclosures.

                       TMP INLAND EMPIRE V, LTD.
                    a California Limited Partnership
               For the Six Months Ended June 30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three and six month periods ended June 30, 1997 and 1996 consisted primarily of interest income.

Operating activities for the six months ended June 30, 1997 and 1996 used approximately $35,000 and $46,000 of cash, respectively; Investing activities used approximately $72,000 and $53,000, respectively, mainly for the carrying costs of the land held for investment.

The Partnership had twelve properties as of June 30, 1997 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

Date:  August 8, 1997     TMP INLAND EMPIRE V, LTD.


                                  By:  TMP Investments, Inc., as General Partner

                                       By: /s/ William O. Passo
                                          -----------------------------------
                                           William O. Passo, President

                                       By: /s/ Anthony W. Thompson
                                          -----------------------------------
                                           Anthony W. Thompson, Exec. V.P.

                                       By: /s/ Michael Sun
                                          -----------------------------------
                                           Michael Sun, Chief Financial Officer

                                  By:  TMP Properties, a California General
                                       Partnership as General Partner

                                       By: /s/ William O. Passo
                                          -----------------------------------
                                           William O. Passo, General Partner

                                       By: /s/ Anthony W. Thompson
                                          -----------------------------------
                                           Anthony W. Thompson, General Partner

                                       By  /s/ Scott E. McDaniel
                                          -----------------------------------
                                           Scott E. McDaniel, General Partner