Form 10-Q
period 1997-09-30
TMP INLAND EMPIRE V LTD
filed 1998-01-09
CIK 885049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                for the Quarterly Period ended September 30, 1997

                  --------------------------------------------

                           Commission file No. 0-19916

                            TMP INLAND EMPIRE V, LTD
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

                    -----------------------------------------



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

Balance Sheets as of September 30, 1997 and December 31, 1996,

Statements of Income for the three and nine months ended September 30, 1997, and 1996.

Statements of Cash Flows for the three and nine months ended September 30, 1997, and 1996.


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership


                                 Balance Sheets



Assets                                       September 30, 1997   December 31, 1996
                                                (Unaudited)           (Audited)
Cash                                              $   34,443          $   68,795
Notes & Accounts Receivable (Note 3)                  98,807             117,000
Interest Receivable                                      572                   0
Investment in Unimproved Land (Note 1)             4,694,973           4,600,000
                                                  ----------          ----------
Total Assets                                      $4,828,795          $4,785,795
                                                  ==========          ==========


Liabilities and Partners Capital

Accounts Payable and Accrued Liabilities          $    2,030          $    1,361
Property Taxes Payable (Note 6)                      170,108             134,338
Commissions Payable (Note 4)                           5,400               5,400
Notes Payable (Note 5)                               125,000             125,000
                                                  ----------          ----------
Total Liabilities                                 $  302,538          $  266,099

Partners' Capital

General Partners                                  $  (43,984)         $  (43,984)
Limited Partners 7,250 Equity
Units Authorized and Outstanding                   4,570,241           4,563,680
                                                  ----------          ----------
Total Partners Capital                            $4,526,257          $4,519,696
                                                  ----------          ----------
Total Liabilities and Partners Capital            $4,828,795          $4,785,795
                                                  ==========          ==========

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership


                              Statements of Income



                                               Three Months Ended     Nine Months Ended
                                              Sept. 30     Sept.30   Sept. 30   Sept. 30
                                                 1997        1996       1997       1996
                                                   $           $          $          $
Land Sales                                          0          0           0          0

Cost of Land Sales                                  0          0           0          0

Gross Profit                                        0          0           0          0

Interest and Other Income                       1,965        383       6,561      5,506
                                                -----      -----       -----      -----

Gross Income                                    1,965        383       6,561      5,506

General & Admin. Expense                            0        525           0      4,725
                                                -----      -----       -----      -----

Net Income (Loss)                               1,965       (142)      6,561        781
                                                =====      =====       =====      =====

Allocation of Net Income (Loss)  (Note 2):

General Partners                                   19         (1)         66          8

Limited Partners                                1,946       (141)      6,495        773

Limited Partners Per Unit                         .26       (.02)        .89        .11

                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership

                             Statement of Cash Flows



                                                            Nine Months Ended September 30,
                                                               1997               1996
Net Income (Loss)                                           $   6,561           $     781
Non-Cash Adjustment:
Amortization of  Organization Costs                                 0               4,725
Adjustments to Reconcile Net Income (loss)
    to net cash used in operating activities:
        Incr./Decr. in Invest. in unimproved  Land            (94,973)            (93,072)
        Incr./Decr. in Receivables                             (1,302)               (772)
        Increase in Prepaid Expense                                 0                 500
        Increase in Accounts Payable and  Accrued
        Liabilities                                            36,439              40,377
                                                            ---------           ---------

Net Cash provided by (used in)
Operating Activities                                          (53,275)            (47,461)

Notes Receivable                                               18,923               8,710
Notes Payable                                                       0             125,000
                                                            ---------           ---------
Net Cash provided by financing activities                      18,923             133,710
                                                            ---------           ---------


Net Increase/Decrease in Cash                                 (34,352)             86,249

Cash, Beginning of Period                                      68,795               7,392
                                                            ---------           ---------
Cash, End of Period                                            34,443              93,641
                                                            =========           =========

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)

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

As of September 30, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.

NOTE 3 - Note Receivable

As of September 30, 1997, the Partnership had a note receivable relating to a property sale in 1995. The note bears interest at seven percent per annum with monthly principal and interest payments of $3,000.

NOTE 4 - Commissions Payable

As of September 30, 1997 and 1996, the Partnership had a payable to a related party for services rendered relating to sales of properties in 1989 and 1990.

NOTE 5 - Note Payable

As of September 30, 1999, the Partnership had a note payable to a private mortgage company. The loan bears interest at 15% per annum and matures August 1, 1998.

NOTE 6 - Property Taxes Payable

Property Taxes payable as of September 30, 1997 is as follows:

1994           48,201
1995           56,269
1996           29,868
1997           35,770
              -------
              170,108
              =======

If property taxes remain delinquent for five years, then the County can foreclose on the property. Management plans to take necessary actions to prevent foreclosures.

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership
                  For the Nine Months Ended September 30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three and nine month periods ended September 30, 1997 and 1996 consisted primarily of interest income.

Operating activities for the nine months ended September 30,1997 and 1996 used approximately $53,000 and $47,000 of cash, respectively; mainly for the carrying costs of the land held for investment. Financing activities for the nine months ended September 30, 1997 provided approximately $19,000 from the paydown of the note receivable. Financing activities for the nine months ended September 30, 1996 provided approximately $133,000 mostly from the proceeds of a note secured by Partnership land.

The Partnership had twelve properties as of September 30, 1997 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

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




Date:  December 9, 1997                            TMP INLAND EMPIRE V, LTD.



By:     TMP Investments, Inc., as General Partner


By:  ----------------------------------------------
        William O. Passo, President


By:  ----------------------------------------------
        Anthony W. Thompson, Exec. Vice President


By:  ----------------------------------------------
        Richard Hutton, Jr., Controller



By:     TMP Properties, A California Partnership as General Partner


By:  ----------------------------------------------
        William O. Passo, Partner

By:  ----------------------------------------------
        Anthony W. Thompson, Partner

By:  ----------------------------------------------
        Scott E. McDaniel, Partner