Form 10-K
period 1997-12-31
TMP INLAND EMPIRE V LTD
filed 1998-03-30
CIK 885049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)
               For the fiscal year ended December 31, 1997

[X] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange act of 1934 (No Fee Required).
               For the transition from _________to____________

                               -------------------

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

                                ----------------

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

                                     PART I


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

        TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See "Transferability of Units," below.) The contingencies whereby the Partnership may be dissolved are as follows:

        1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the Partnership's business and elect, byconsent, one or more new General Partners to continue its business;

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

        VOTING RIGHTS OF LIMITED PARTNERS. The voting rights of the Limited Partners are set forth in Section 6 of the Partnership Agreement. The Limited Partners have the right to vote upon the following matters affecting the basic structure of the Partnership:

        1. Amendment of the Partnership Agreement (except for amendments not affecting the rights of the Limited Partners);

        2.      Removal of a General Partner;

        3.      Admission of a General Partner;

        4. The sale of all, or a substantial part, of the assets of the Partnership other than in the ordinary course of business;

        5. The election to continue the business of the Partnership and the appointment of successor General Partner after the withdrawal, adjudication of bankruptcy, death, or dissolution of the sole remaining General Partner;

        6. The election to continue the business of the Partnership and appointment of a successor General Partner after the removal of the sole remaining General Partner; or

        7. Termination and dissolution of the Partnership, other than after sale of all the Properties and receipt of all amounts due on any seller carryback financing.

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

        (b)     Capital appreciation.

        (c) Added value through pre-development activity (zoning, subdivision, site planning, and engineering).

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

COMPETITION

        It is anticipated that the Partnership will encounter considerable competition in the pre-development, development, operation, and eventual sale of the Properties. Even under the most favorable marketing conditions, there is no guarantee that the Properties can be pre-developed, developed, operated, or sold, and if sold, that such sale will be made upon terms favorable to the Partnership. Similarly, there is no guarantee that the Partnership will be able to conduct profitable operations on the Properties, if and when they are developed.

GOVERNMENTAL POLICIES

        The Partnership's pre-development and development plans for the Properties, as well as the value of the Properties, are dependent in large part on governmental action. the following is a partial list of some, but not all, of the potential problems which could arise due to governmental action or inaction.

        ZONING/PLANS/MAPS/PERMITS. Certain of the parcels are not zoned for the uses anticipated by the Partnership. Applications have been or will be made to change the zoning for certain of those parcels.. As described under Item 2."Properties," some Properties have already been rezoned, but no assurances can be given that all such rezoning changes will be approved. Zoning changes are dependent on, among other things, whether or not such change would be consistent with the General and Specific Plan for a given area. Further, final parcel/tract maps have not been approved for all Properties, nor have any grading or building permits been obtained. In the event that such Properties do not receive the zoning desired by the General Partners, or if final maps are not approved or permits not obtained, the value of those parcels to the Partnership and to others may be reduced and the investment results of the Partnership may be adversely affected.

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

        The Partnership owns or has owned the following properties:

                         Date        Purchase        Date         Sales
Property               Purchased      Price          Sold         Price
--------               ---------      -----          ----         -----
Perris 4.85            10-03-89     $   87,000         *            *
Perris 4.09            10-03-89     $   82,000         *            *
Rialto 10              06-08-90     $  452,000         *            *
Adelanto 10**          11-07-89     $   90,000     07-25-90     $200,000
Adelanto 40            03-08-90     $  450,000         *            *
Mojave 7               07-10-90     $  543,900         *            *
Mojave 10              03-12-90     $1,000,000         *            *
Victorville 40****     01-12-90     $  870,000     11-22-95     $241,000
Victorville 10***      11-26-91     $  181,000     03-09-92     $ 52,830
Victorville 76.97      02-21-90     $1,100,500         *            *
Victorville 64         04-10-90     $  864,000         *            *
Victorville 75         04-10-90     $1,012,000         *            *
Victorville 63.41      04-24-90     $  768,000         *            *
Adelanto 4.49          05-25-90     $  260,000         *            *

-------------
   * These Properties were still owned by the Partnership as of December 31, 1997.
  ** Seller first trust deed was foreclosed on and property subsequently resold. *** An easement was sold to Southern California Edison and the Partnership retained 8 acres.
**** 29 acres were sold.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        As of December 31, 1997, there were approximately 1,014 record holders of Units of Limited Partnership Interest. There is no other class of security outstanding or authorized. To the General Partner knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1997, 1996 or 1995.

CASH DISTRIBUTIONS

        There were no cash distributions during the years ended December 31, 1997, 1996 and 1995.

        A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in
Item 1 "Business", under the subcaption "Distributions, Net Income and Net
Loss."


ITEM 6. FINANCIAL INFORMATION

SELECTED FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31

        The following table summarizes selected financial data of the Partnership for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                        (Not Covered By Auditor's Report)

                                 1997          1996           1995            1994           1993
                                 ----          ----           ----            ----           ----
Income from Sale of Property  $              $              $  241,000     $              $  105,000

Less cost of Property sold                             -      (802,841)    $        -       (180,291)
                                             -----------    ----------     ----------     ----------

Gross profit (loss)                                           (561,841)                      (75,291)

Interest Income                    8,417           2,002           118            700          6,615

Other income                           -               -             -              -              -
                              ----------     -----------    ----------     ----------     ----------

Total income (loss)           $1,790,778     $     2,202    $ (561,723)    $      700     $  (68,676)
                              ==========     -----------    ----------     ==========     ==========

Net income (loss)             $1,789,978     $(3,926,654)   $ (568,823)    $   (6,400)    $  (75,776)
                              ==========     -----------    ----------     ==========     ==========

Net income (loss) per Unit*   $   177.21     $   (388.73)   $   (56.31)    $     (.63)    $    (7.50)
                              ==========     -----------    ----------     ==========     ==========

Cash distribution per Unit*   $        -     $              $              $              $        -
                              ==========     -----------    ----------     ==========     ==========

Total assets                  $6,623,519     $ 4,785,795    $8,546,983     $9,084,663     $9,057,223
                              ==========     -----------    ----------     ==========     ==========

----------
* (Based on 10,000 Units outstanding at December 31, 1997, 1996, 1995, 1994, and 1993)

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

        Other revenues received during the fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997 consisted primarily of interest income earned on funds held, and income from the forfeiture by potential buyers of non-refundable escrow deposits.

        In 1995, the Partnership sold 29 acres of the "Victorville 40" property for a loss of $561,841. The sale generated cash of $69,327 and a note for $141,000. Interest income from the note will provide some of the cash requirements of the Partnership.

        The Partnership loss in 1996 was due to a write-down in value of the Partnership land due to a decline in market value of the land. However, the Partnership gain in 1997 represents a recovery of value due to favorable market conditions in Southern California real estate.

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

        The Partnership owns land in the Riverside and San Bernardino counties. This region of Southern California continues to experience a significant economic recession that has substantially eroded the value of all real estate in the area. The unemployment rate in many parts of this region continues to exceed fifteen percent, and consumer purchasing power is weak.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10K:

                                                                              Page No.
                                                                              --------
For the fiscal years ended December 31, 1997, 1996 and 1995:

        Independent Auditor's Report                                            FS-1

        Balance Sheets as of December 31, 1997 and 1996                         FS-2

        Statements of Income for the years ended
        December 31, 1997, 1996 and 1995                                        FS-3

        Statements of Partners Capital for the years ended
        December 31, 1997, 1996, 1995 and 1994                                  FS-4

        Statements of Cash Flow for the years ended
        December 31, 1997, 1996 and 1995                                        FS-5

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The accounting firm of Balser, Horowitz, Frank & Wakeling ("BHF&W), whose report is included elsewhere herein with respect to the Partnership's financial statements for the fiscal years ended December 31, 1997 and 1996, has provided accounting services to this Partnership and to other limited partnerships of which the General Partners are the general partners, for many years.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        The Partnership has no employees and no directors or executive officers. Management of the Partnership is provided by the General Partners.

        TMP Properties, a California general partnership, and TMP Investments, Inc., a California corporation, are the General Partners of the Partnership. TMP Properties was formed on July 14, 1978. TMP Properties' principal business has been the acquisition of undeveloped land and the coordination of activities necessary to add value to such land, primarily through the pre-development process. It has syndicated numerous private real estate limited partnerships, and eleven public real estate limited partnerships. All of the properties purchased by such partnerships were located in the Western United States, primarily in the State of California. Each of such limited partnerships involved a specified real property program in which TMP Properties or TMP Investments, Inc was the general partner. The general partners of TMP Properties are William
O. Passo, Anthony W. Thompson and Scott E. McDaniel, and the shareholders of TMP Investments, Inc. are William O.Passo and Anthony W. Thompson.

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

        WILLIAM O. PASSO, 56, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

        SCOTT E. MCDANIEL, 51, is a Director and Vice President of TMP Investments Inc. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

        ANTHONY W. "TONY" THOMPSON, 51, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant form the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.


ITEM 11. EXECUTIVE COMPENSATION

        During the period since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 1997, the Partnership paid fees to the General Partners for various services in the amount of $140,326 of which $17,491 was paid in the year ended December 31, 1997. (See Item 13. "Certain Relationships and Related Transaction".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of December 31, 1997, the Partnership had 10,000 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1997 by each officer, director and general partner of the General Partners and by all such persons as a group.

                                            Number of            Percent of
Name of Beneficial Owner                    Units                Class
------------------------                    ---------            ----------
William O. Passo                                40                  0.40%
Anthony W. Thompson                             10                  0.10%
All officers, directors and                     50                  0.50%
general partners as a group

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

        The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 1997. The information under "Operating and Liquidation Stage" and "Summary of Compensation" below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10K for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                          Amount Paid from
Form of Compensation                                                          Formation through
   and Recipient               Description of Payment                         December 31, 1997
   -------------               ----------------------                         -----------------
Selling Commission and Due     Up to a maximum of 10% of gross                     $1,009,704
Diligence Reimbursement (TMP   proceeds, a minimum of which was
Capital Corp.)                 reallocated to participating Soliciting
                               Dealers (which included TMP Capital
                               Corp.) from Units sold by them.  Up to
                               an additional 0.5% paid to Soliciting
                               Dealers (which included TMP Capital
                               Corp.) for due diligence activities.

Reimbursement for              Organizational Expenses paid to the                   $ 29,753
Organizational Expenses        General Partners to reimburse them
(General Partners)             (without markup or profit) for
                               organizational costs actually incurred
                               such as advertising, mailing, printing
                               costs, clerical expenses, legal and
                               accounting fees.

Reimbursement for Property     The General Partners were reimbursed                  $708,896
Expenses (General Partners)    (without markup or profit) for all out
                               of pocket expenses directly related to
                               the Properties, including the purchase
                               price of Properties acquired prior to
                               Partnership formation, out of pocket
                               carrying costs of such Properties (such as
                               interest and property taxes) including actual
                               interest incurred on all funds advanced for the
                               benefit of the Partnership, deposits, escrow
                               extension payments, appraisal fees, expenses of
                               feasibility and other studies performed by third
                               parties unaffiliated with the General Partners
                               and similar expenses, but not including the
                               General Partners' overhead, salaries, travel or
                               like expenses.

Property Acquisition Fees      For services rendered in connection
(General Partners or an        with the acquisition of the Properties
affiliate)                     acquired by the Partnership, the
                               General Partners, or an affiliate, received
                               acquisition compensation (either denominated as
                               such, or as a real estate brokerage commission,
                               or otherwise) in the following amounts:
                               (I)     Acquisition fees:                             $625,000
                               (ii)    Real estate brokerage                         $193,616
                                       commissions

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                          Amount Paid from
Form of Compensation                                                          Formation through
   and Recipient               Description of Payment                         December 31, 1997
   -------------               ----------------------                         -----------------
Partnership Management Fee     A Partnership Management Fee with                     $140,326
(General Partners)             respect to each Property until a
                               Property is sold or improvement of the
                               Property commences in an annual amount
                               of 1/4 of 1% (.225%) of the cost of the
                               property, but not to exceed 2% of such
                               cost in the aggregate.

Leasing and Property           For leasing an improved Property, or a                    $-0-
Management Fees (General       portion thereof, a commission equal to
Partners or an affiliate)      7% for the first year's rent (net
                               lease) or 6% of the first year's rent
                               (gross lease) decreasing to 2.5% (net
                               lease) or 2% (gross lease) of the rent
                               for years eleven through thirty. Upon
                               development of the Properties, or any of them, an
                               amount up to 5% of the gross revenues of the
                               Properties for supervision for the operation and
                               maintenance of the Properties. Such leasing and
                               property management fees shall not exceed the
                               competitive rates that would be charged by
                               unaffiliated persons.

Interest in Partnership        1% interest in all Partnership                          $3,030
Allocation of Each Material    allocations of Net Income, Net Loss and
Item (General Partners)        Distributions of Distributable Cash
                               from Operations and of Cash from Sale
                               or refinancing of the Properties.

Subordinated Participation     A 15% interest in all Partnership                         $-0-
(General Partners)             allocations of Net Income and
                               Distributions of Distributable Cash from
                               Operations and of Cash from the Sale or
                               Refinancing of the Properties subordinated to a
                               return of all Limited Partners' Capital
                               Contributions plus a cumulative, non-compounded
                               return of 6% per annum on their Adjusted Capital
                               Contributions.

Subordinated Real Estate       Real estate commissions with respect to                   $-0-
Commission (General Partners   the sale of Properties which are equal
or an Affiliate)               to the lesser of:  (I) 3% of the gross
                               sales price of a Properties; equal to one-half
                               the normal and competitive rate charged by
                               unaffiliated parties, but payment shall be
                               subordinated to a return of all Limited Partners'
                               Capital contributions, plus a cumulative,
                               noncompounded return of 6% per annum on their
                               Adjusted Capital Contributions.

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

(b) The registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1997.

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

                         27    Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 19, 1998
                             TMP INLAND EMPIRE V, LTD.
                             A California Limited Partnership

                             By:  TMP INVESTMENTS INC.,
                             A California corporation as co-General Partner



                                    By:    /s/  WILLIAM O. PASSO
                                        ----------------------------------------
                                        William O. Passo, President


                                    By:    /s/  ANTHONY W. THOMPSON
                                        ----------------------------------------
                                        Anthony W. Thompson,
                                        Executive Vice President


                                    By:    /s/  RICHARD T. HUTTON, JR.
                                        ----------------------------------------
                                        Richard T. Hutton, Jr.,  Controller


                             and by TMP Properties, a California General
                             Partnership, as co-General Partner



                                    By:    /s/  WILLIAM O. PASSO
                                        ----------------------------------------
                                        William O. Passo, General Partner



                                    By:    /s/  SCOTT E. MCDANIEL
                                        ----------------------------------------
                                        Scott E. McDaniel, General Partner



                                    By:    /s/  ANTHONY W. THOMPSON
                                        ----------------------------------------
                                        Anthony W. Thompson, General Partner

                            TMP INLAND EMPIRE V, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)

                              Financial Statements
                           December 31, 1997 and 1996


                                Table of Contents
                                -----------------

Independent Auditor's Report.........................................     1

Balance Sheets.......................................................     2

Statements of Income.................................................     3

Statements of Partners' Capital......................................     4

Statements of Cash Flows.............................................     5

Notes to Financial Statements........................................   6-9

Supplementary Information............................................ 10-12

                [BALSER, HOROWITZ, FRANK & WAKELING LETTERHEAD]

                          Independent Auditor's Report
                          ----------------------------


To the Partners
TMP Inland Empire V, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire V, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire V, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

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

Balser, Horowitz, Frank & Wakeling
BALSER, HOROWITZ, FRANK & WAKELING
    An Accountancy Corporation

Santa Ana, California
January 26, 1998

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 1997 and 1996


                                     Assets
                                     ------

                                                      1997             1996
                                                      ----             ----
Cash                                              $    32,509      $    68,795
Notes receivable                                       92,010          117,000
Investment in unimproved land,
 at lower of cost or fair value                     6,499,000        4,600,000
                                                  -----------      -----------

      Total assets                                $ 6,623,519      $ 4,785,795
                                                  ===========      ===========

                       Liabilities and Partners' Capital
                       ---------------------------------

Property taxes payable                            $   180,150      $   134,338
Interest payable                                        1,563                0
Commissions payable                                     5,400            5,400
Due to affiliates                                         932              561
Franchise tax payable                                     800              800
Notes payable                                         125,000          125,000
                                                  -----------      -----------

      Total liabilities                               313,845          266,099
                                                  -----------      -----------

Partners' capital (deficit)
General partners                                      (26,084)         (43,984)
Limited partners; 10,000 equity units
   authorized and outstanding                       6,335,758        4,563,680
                                                  -----------      -----------

      Total partners' capital                       6,309,674        4,519,696
                                                  -----------      -----------

      Total liabilities and partners' capital     $ 6,623,519      $ 4,785,795
                                                  ===========      ===========


             See Accompanying Notes and Independent Auditor's Report

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                              Statements of Income
              For the Years Ended December 31, 1997, 1996 and 1995


                                                    1997              1996            1995
                                                    ----              ----            ----
Income
------

   Sale of property                             $         0      $         0      $   241,000

   Cost of property sold                                  0                0          802,841
                                                -----------      -----------      -----------

      Gross profit or (loss)                              0                0         (561,841)


   Appreciation in fair value of
     unimproved land                              1,782,361                0                0
   Interest income                                    8,417            2,002              118
                                                -----------      -----------      -----------

      Total income or (loss)                      1,790,778            2,002         (561,723)
                                                -----------      -----------      -----------

Expenses
--------

   Amortization                                           0            5,126            6,300
   Decline in fair value of unimproved land               0        3,922,730                0
                                                -----------      -----------      -----------

      Total expenses                                      0        3,927,856            6,300
                                                -----------      -----------      -----------

   Income (loss) before income taxes              1,790,778       (3,925,854)        (568,023)

   State franchise tax                                  800              800              800
                                                -----------      -----------      -----------

   Net income (loss)                            $ 1,789,978      $(3,926,654)     $  (568,823)
                                                ===========      ===========      ===========

Allocation of net income (loss):

   General partners, in the aggregate           $    17,900      $   (39,267)     $    (5,688)
                                                ===========      ===========      ===========

   Limited partners, in the aggregate           $ 1,772,078      $(3,887,387)     $  (563,135)
                                                ===========      ===========      ===========

   Limited partners, per equity unit            $   (177.21)     $   (388.74)     $    (56.31)
                                                ===========      ===========      ===========




             See Accompanying Notes and Independent Auditor's Report

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
              For the Years Ended December 31, 1997, 1996 and 1995


                                    General         Limited
                                    Partners        Partners          Total
                                    --------        --------          -----
Partners' capital,
   December 31, 1994             $       971      $ 9,014,202      $ 9,015,173

Net (loss) for 1995                   (5,688)        (563,135)        (568,823)
                                 -----------      -----------      -----------

Partners' capital,
   December 31, 1995                  (4,717)       8,451,067        8,446,350

Net (loss) for 1996                  (39,267)      (3,887,387)      (3,926,654)
                                 -----------      -----------      -----------

Partners' capital (deficit),
   December 31, 1996                 (43,984)       4,563,680        4,519,696

Net income for 1997                   17,900        1,772,078        1,789,978
                                 -----------      -----------      -----------

Partners' capital (deficit),
   December 31, 1997             $   (26,084)     $ 6,335,758      $ 6,309,674
                                 ===========      ===========      ===========


                   See Accompanying Notes and Independent Auditor's Report

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995


                                                          1997             1996             1995
                                                          ----             ----             ----
Cash flow from operating activities
   Net income or (loss)                               $ 1,789,978      $(3,926,654)     $  (568,823)
   Adjustments to reconcile net income or (loss)
      to net cash used in operating activities:
         Loss on sale of property                               0                0          561,841
         Increase in prepaid expenses                           0              500             (500)
         Increase in carrying costs                      (116,639)        (129,764)        (132,871)
         Increase in property taxes payable                45,812           40,114           31,784
         Increase in interest payable                       1,563                0                0
         Increase or (decrease) in due to
          affiliates                                          371              352             (605)
         (Increase) decline in fair value of
           unimproved land                             (1,782,361)       3,922,730                0
                                                      -----------      -----------      -----------

           Net cash (used in) operating
            activities                                    (61,276)         (87,597)        (102,874)
                                                      -----------      -----------      -----------

Cash flow from investing activities
   (Increase) or decrease in notes receivable              24,990           24,000         (141,000)
   Proceeds from sale of property                               0                0          241,000
                                                      -----------      -----------      -----------

           Net cash provided by investing
            activities                                     24,990           24,000          100,000
                                                      -----------      -----------      -----------

Cash flow from financing activities
   Proceeds from notes payable                                  0          125,000                0
                                                      -----------      -----------      -----------

           Net cash provided by financing
            activities                                          0          125,000                0
                                                      -----------      -----------      -----------

           Net increase or (decrease) in cash             (36,286)          61,403           (2,874)

Cash, beginning of year                                    68,795            7,392           10,266
                                                      -----------      -----------      -----------

Cash, end of year                                     $    32,509      $    68,795      $     7,392
                                                      ===========      ===========      ===========

Supplemental disclosures of cash flow information
-------------------------------------------------

Income taxes paid                                     $       800      $       800      $       800
Interest paid                                              18,750            8,594                0


Other disclosures

For the years ended December 31, 1997 and 1996, the Partnership did not enter into any non-cash investing or financing activities. In 1995, the Partnership received a note of $141,000 from the sale proceeds of a land parcel. The Partnership did not have any short-term highly liquid investments for the years ended December 31, 1997, 1996 and 1995.

            See Accompanying Notes and Independent Auditor's Report

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995


Note 1 - Summary of significant accounting policies

         Accounting Method - The Partnership's policy is to prepare its financial statements on the accrual basis of accounting.

         Organization Costs - Organization costs include expenses incurred in the formation of the Partnership. These costs were capitalized and amortized over a period of 40 years prior to 1992 and were changed to a 5-year amortization schedule in 1992. Organization costs were fully amortized in 1996.

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

         Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax due by the Partnership at December 31, 1997 and 1996 is $800.

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

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995


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

Note 4 - Allocation of profits, losses and cash distributions

         Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. There were no distributions in 1997, 1996 or 1995.

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995


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

         The Partnership paid $17,491, $17,491 and $19,089 in partnership management fees to the general partners for each of the years ended December 31, 1997, 1996 and 1995. Sales commissions payable to Regal Realty, which is wholly owned by Scott E. McDaniel, total $5,400 at December 31, 1997, 1996 and 1995. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson.

         The Partnership was also charged $9,505, $9,365 and $9,504 during the years ended December 31, 1997, 1996 and 1995, respectively, by the general partner and an affiliated company of the general partner for office, secretarial and advertising expenses. At December 31, 1997 and 1996 the Partnership had a payable of $932 and $561, respectively, to the general partner and the affiliated company.

Note 6 - Sale and related cost of property sold

         The following summarizes 29 acres of Victorville property sold in 1995:

           Sale price                                                               $241,000
                                                                                    --------
           Cost of parcel                                                            630,750
           Development costs                                                          34,089
           Acquisition fees                                                           52,622
           Carrying costs                                                             62,666
           Closing costs                                                              22,714
                                                                                     -------
           Total costs                                                               802,841
                                                                                    --------
           Loss on sale of property                                                $(561,841)
                                                                                   =========

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995

Note 7 - Notes receivable

         The Partnership sold a parcel of land and as a part of the sale proceeds received a note for $141,000. The note is secured by a deed of trust and is due on September 1, 2002. Interest accrues at 7% per annum, and the borrower is to make monthly payments of $3,000 starting August 6, 1996, however, interest begins accruing December 29, 1996. As of December 31, 1997, $7,280 of interest has been received.

Note 8 - Notes payable

         The Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 1, 1998. Interest accrues at 15% per annum payable in monthly installments of $1,562.50 starting September 1, 1996. As of December 31, 1997, $27,344 of interest has been paid and is capitalized to land carrying cost.

Note 9 - Property taxes payable

         Property taxes payable at December 31, 1997 are as follows:

         1994                                                    $ 48,201
         1995                                                      56,269
         1996                                                      29,868
         1997                                                      45,812
                                                                ---------
                                                                 $180,150
                                                                 ========

         If the property taxes remain delinquent for five years, then the County can foreclose on the property. Management plans to take necessary actions to prevent foreclosures.


Note 10 - Changes in the fair value of investment in unimproved land

        As of December 31, 1996, the total carrying amount of the investment in unimproved land was reduced by $3,922,730. This reduction represents the decline in fair value, as determined by the general partners, and is due mainly to the downturn in Southern California's real estate market and apparent slow recovery.

        As of December 31, 1997, the total carrying amount of the investment in unimproved land was increased by $1,782,361. This increase is due to various favorable market conditions within the Southern California real estate market during 1997. The general partners have thus reevaluated the prior years valuation of unimproved land and determined the corresponding recovery in value is appropriate.

                            SUPPLEMENTARY INFORMATION

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1997


   COLUMN A         COLUMN B     COLUMN C         COLUMN D           COLUMN E    COLUMN F      COLUMN G     COLUMN H   COLUMN I
---------------------------------------------------------------------------------------------------------------------------------
                                              COSTS CAPITALIZED
                                                  SUBSEQUENT          Gross
                                                TO ACQUISITION        amount
                                            ----------------------   at which                                          Estimated
Description of                    Initial                 Carrying  Carried at  Accumulated     Date of        Date   Depreciable
     Assets        Encumbrances    Costs    Improvements   Costs     Year-End   Depreciation  Construction   Acquired    Life
     ------        ------------    -----    ------------   -----     --------   ------------  ------------   --------    ----
Unimproved land -
     Perris, CA           -0-   $    95,786      -0-     $ 10,863   $  106,649      -0-            n/a        10/3/89     n/a
Unimproved land -
     Perris, CA           -0-        93,088      -0-       11,322      104,410      -0-            n/a        10/3/89     n/a
Unimproved land -
     Rialto, CA           -0-       490,180      -0-       68,998      559,178      -0-            n/a         6/8/90     n/a
Unimproved land -
     Adelanto, CA         -0-       287,351      -0-       32,532      319,883      -0-            n/a        5/25/90     n/a
Unimproved land -
     Adelanto, CA         -0-       490,593      -0-       64,681      555,274      -0-            n/a         3/8/90     n/a
Unimproved land -
     Mojave, CA           -0-       591,209      -0-       84,562      675,771      -0-            n/a        7/10/90     n/a
Unimproved land -
     Mojave, CA           -0-     1,090,017      -0-      122,624    1,212,641      -0-            n/a        3/12/90     n/a
Unimproved land -
     Victorville, CA      -0-       272,140      -0-       30,059      302,199      -0-            n/a        1/12/90     n/a
Unimproved land -
     Victorville, CA      -0-     1,204,302      -0-      162,102    1,366,404      -0-            n/a        2/20/90     n/a
Unimproved land -
     Victorville, CA      -0-       859,635      722      101,157      961,514      -0-            n/a        4/23/90     n/a
Unimproved land -
     Victorville, CA      -0-     1,107,264      -0-      129,713    1,236,977      -0-            n/a        4/16/90     n/a
Unimproved land -
     Victorville, CA      -0-       958,623      -0-      110,668    1,069,291      -0-            n/a        4/10/90     n/a
Unimproved land -
     Victorville, CA      -0-       138,751      -0-       30,427      169,178      -0-            n/a       11/26/91     n/a
                          ---   -----------      ---     --------   ----------

                          -0-   $ 7,678,939      722     $959,708   $8,639,369      -0-
                          ===   ===========      ===     ========   ==========      ===


Reconciliation of carrying amount

Beginning balance               $ 8,522,730

Additions
  Improvements       $    -0-
  Carrying costs      116,639
                     --------
  Total additions                   116,639
                                -----------
                                  8,639,369

Allowance for decline in fair
 value of unimproved land        (2,140,369)
                                -----------

Ending balance                  $ 6,499,000
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


   COLUMN A         COLUMN B     COLUMN C         COLUMN D           COLUMN E    COLUMN F      COLUMN G     COLUMN H   COLUMN I
---------------------------------------------------------------------------------------------------------------------------------
                                              COSTS CAPITALIZED
                                                  SUBSEQUENT          Gross
                                                TO ACQUISITION        amount
                                            ----------------------   at which                                          Estimated
Description of                    Initial                 Carrying  Carried at  Accumulated     Date of        Date   Depreciable
     Assets        Encumbrances    Costs    Improvements   Costs     Year-End   Depreciation  Construction   Acquired    Life
     ------        ------------    -----    ------------   -----     --------   ------------  ------------   --------    ----
Unimproved land -
     Perris, CA          -0-    $    95,786       -0-    $  9,316   $  105,102       -0-          n/a        10/3/89     n/a
Unimproved land -
     Perris, CA          -0-         93,088       -0-       9,666      102,754       -0-          n/a        10/3/89     n/a
Unimproved land -
     Rialto, CA          -0-        490,180       -0-      59,288      549,468       -0-          n/a         6/8/90     n/a
Unimproved land -
     Adelanto, CA        -0-        287,351       -0-      28,138      315,489       -0-          n/a        5/25/90     n/a
Unimproved land -
     Adelanto, CA        -0-        490,593       -0-      57,152      547,745       -0-          n/a         3/8/90     n/a
Unimproved land -
     Mojave, CA          -0-        591,209       -0-      77,015      668,224       -0-          n/a        7/10/90     n/a
Unimproved land -
     Mojave, CA          -0-      1,090,017       -0-     106,106    1,196,123       -0-          n/a        3/12/90     n/a
Unimproved land -
     Victorville, CA     -0-        272,140       -0-      27,432      299,572       -0-          n/a        1/12/90     n/a
Unimproved land -
     Victorville, CA     -0-      1,204,302       -0-     143,563    1,347,865       -0-          n/a        2/20/90     n/a
Unimproved land -
     Victorville, CA     -0-        859,635       722      87,890      948,247       -0-          n/a        4/23/90     n/a
Unimproved land -
     Victorville, CA     -0-      1,107,264       -0-     112,792    1,220,056       -0-          n/a        4/16/90     n/a
Unimproved land -
     Victorville, CA     -0-        958,623       -0-      96,208    1,054,831       -0-          n/a        4/10/90     n/a
Unimproved land -
     Victorville, CA     -0-        138,751       -0-      28,503      167,254       -0-          n/a       11/26/91     n/a
                         ---     ----------      ----    --------   ----------       ---

                         -0-    $ 7,678,939      $722    $843,069   $8,522,730       -0-
                         ===    ===========      ====    ========   ==========       ===

Reconciliation of carrying amount
---------------------------------

Beginning balance               $ 8,392,966

Additions
  Improvements      $      0
  Carrying costs     129,764
                     -------

  Total additions                   129,764
                                 ----------

                                  8,522,730

Allowance for decline in fair
 value of unimproved land        (3,922,730)
                                 ----------

Ending balance                  $ 4,600,000
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


   COLUMN A         COLUMN B     COLUMN C         COLUMN D           COLUMN E    COLUMN F      COLUMN G     COLUMN H   COLUMN I
---------------------------------------------------------------------------------------------------------------------------------
                                              COSTS CAPITALIZED
                                                  SUBSEQUENT          Gross
                                                TO ACQUISITION        amount
                                            ----------------------   at which                                          Estimated
Description of                    Initial                 Carrying  Carried at  Accumulated     Date of        Date   Depreciable
     Assets        Encumbrances    Costs    Improvements   Costs     Year-End   Depreciation  Construction   Acquired    Life
     ------        ------------    -----    ------------   -----     --------   ------------  ------------   --------    ----
Unimproved land -
     Perris, CA          -0-    $   95,786        -0-     $  8,140   $  103,926       -0-          n/a        10/3/89     n/a
Unimproved land -
     Perris, CA          -0-        93,088        -0-        8,479      101,567       -0-          n/a        10/3/89     n/a
Unimproved land -
     Rialto, CA          -0-       490,180        -0-       46,997      537,177       -0-          n/a         6/8/90     n/a
Unimproved land -
     Adelanto, CA        -0-       287,351        -0-       22,990      310,341       -0-          n/a        5/25/90     n/a
Unimproved land -
     Adelanto, CA        -0-       490,593        -0-       49,034      539,627       -0-          n/a         3/8/90     n/a
Unimproved land -
     Mojave, CA          -0-       591,209        -0-       69,479      660,688       -0-          n/a        7/10/90     n/a
Unimproved land -
     Mojave, CA          -0-     1,090,017        -0-       87,767    1,177,784       -0-          n/a        3/12/90     n/a
Unimproved land -
     Victorville, CA     -0-       272,140        -0-       23,848      295,988       -0-          n/a        1/12/90     n/a
Unimproved land -
     Victorville, CA     -0-     1,204,302        -0-      124,168    1,328,470       -0-          n/a        2/20/90     n/a
Unimproved land -
     Victorville, CA     -0-       859,635        722       72,100      932,457       -0-          n/a        4/23/90     n/a
Unimproved land -
     Victorville, CA     -0-     1,107,264        -0-       93,005    1,200,269       -0-          n/a        4/16/90     n/a
Unimproved land -
     Victorville, CA     -0-       958,623        -0-       81,120    1,039,743       -0-          n/a        4/10/90     n/a
Unimproved land -
     Victorville, CA     -0-       138,751        -0-       26,178      164,929       -0-          n/a       11/26/91     n/a
                         ---    ----------       ----     --------   ----------       ---

                         -0-    $7,678,939       $722     $713,305   $8,392,966       -0-
                         ===    ==========       ====     ========   ==========       ===

Reconciliation of carrying amount

Beginning balance               $9,062,972

Additions
  Improvements      $    722
  Carrying costs     132,113
                     -------

  Total additions                  132,835

Reductions
  Initial costs     (717,461)
  Carrying costs     (85,380)
                     -------

  Total reductions                (802,841)
                                  --------

Ending balance                  $8,392,966
                                ==========



             See Accompanying Notes and Independent Auditor's Report