Form 10-Q
period 1998-03-31
TMP INLAND EMPIRE V LTD
filed 1998-05-15
CIK 885049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15 (d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended March 31, 1998

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


Indicate by check mark whether Registrant has [1] filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and [2] has been subject to such filing requirements for the past 90 days.


Yes   [X]            No   [ ]

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


The following financial statements are filed as a part of this form 10-Q:

Balance Sheets as of March 31, 1998 and December 31, 1997,

Statements of Income for the three months ended March 31, 1998, and 1997.

Statements of Cash Flows for the three months ended March 31, 1998, and 1997.


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership


                                 Balance Sheets


Assets                                             March 31, 1998         December 31, 1997

Cash                                                 $    17,869              $    32,509
Notes & Accounts Receivable (Note 3)                      84,982                   92,010
Interest Receivable                                          486                        0
Investment in Unimproved Land (Note 1)                 6,573,291                6,499,000

Total Assets                                         $ 6,676,628              $ 6,623,519
                                                     ===========              ===========


Liabilities and Partners Capital

Accounts Payable and Accrued Liabilities             $         0              $     3,295
Property Taxes Payable (Note 6)                          234,867                  180,150
Commissions Payable (Note 4)                               5,400                    5,400
Notes Payable (Note 5)                                   125,000                  125,000

Total Liabilities                                    $   365,267              $   313,845
                                                     ===========              ===========

Partners' Capital

General Partners                                     $   (26,068)             $   (26,084)
Limited Partners 10,000 Equity
Units Authorized and Outstanding                       6,337,429                6,335,758

Total Partners Capital                               $ 6,311,361              $ 6,309,674

Total Liabilities and Partners Capital               $ 6,676,628              $ 6,623,519
                                                     ===========              ===========

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership


                              Statements of Income


                                                       Three Months Ended
                                                   March 31          March 31
                                                     1998              1997
                                                    $                 $

Land Sales                                               0                 0

Cost of Land Sales                                       0                 0

Gross Profit                                             0                 0

Interest and Other Income                            1,686             2,370

Gross Income                                         1,686             2,370

General & Admin. Expense                                 0                 0

Net Income (Loss)                                    1,686             1,715
                                                     =====             =====

Allocation of Net Income (Loss)(Note 2):

General Partners                                        16                17

Limited Partners                                     1,670             1,698

Limited Partners Per Unit                              .16               .17

                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership

                             Statement of Cash Flows


                                                                                     Three Months Ended March 31,
                                                                                      1998                  1997

Net Income (Loss)                                                                   $  1,686              $  1,715
Non-Cash Adjustment:
Amortization of  Organization Costs                                                        0                     0
Adjustments to Reconcile Net Income (loss)
           to net cash used in operating activities:
           Incr./Decr. In Invest. in unimproved  Land                                (74,291)              (45,780)
           Incr./Decr. In Receivables                                                   (486)                    0
           Increase in Prepaid Expense                                                     0                     0
           Increase in Accounts Payable and
           Accrued Liabilities                                                        51,422                14,865

Net Cash provided by (used in)
Operating Activities                                                                 (21,669)              (29,200)

Notes Receivable                                                                       7,029                 4,649
Notes Payable                                                                              0                     0
                                                                                    --------              --------

Net Cash provided by financing activities                                              7,029                 4,649
                                                                                    ========              ========


Net Increase/Decrease in Cash                                                        (14,640)              (24,551)

Cash, Beginning of Period                                                             32,509                68,795

Cash, End of Period                                                                   17,869                44,244
                                                                                    ========              ========

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1998
                                   (Unaudited)

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

As of March 31, 1998 and 1997, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.

NOTE 3 - Note Receivable

As of March 31, 1998, the Partnership had a note receivable relating to a property sale in 1995. The note bears interest at seven percent per annum with monthly principal and interest payments of $3,000.

NOTE 4 - Commissions Payable

As of March 31, 1998 and 1997, the Partnership had a payable to a related party for services rendered relating to sales of properties in 1989 and 1990.

NOTE 5 - Note Payable

As of March 31, 1998, the Partnership had a note payable to a private mortgage company. The loan bears interest at 15% per annum and matures August 1, 1998.

NOTE 6 - Property Taxes Payable

Property Taxes payable as of March 31, 1998 is as follows:

1994                    48,201
1995                    56,269
1996                    29,868
1997                    35,770
1998                    64,759
                       -------
                       234,867
                       =======

If property taxes remain delinquent for five years, then the County can foreclose on the property. Management plans to take necessary actions to prevent foreclosures.

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three periods ended March 31, 1998 and 1997 consisted primarily of interest income.

Operating activities for the three months ended March 31, 1998 and 1997 used approximately $74,000 and $46,000 of cash, respectively; mainly for the carrying costs of the land held for investment. Financing activities for the three months ended March 31, 1998 provided approximately $7,000 from the paydown of the note receivable. Financing activities for the three months ended March 31, 1997 provided approximately $4,000 from the paydown of the note receivable.

The Partnership had twelve properties as of March 31, 1998 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

Date: May 12, 1998                               TMP INLAND EMPIRE V, LTD.



By:  TMP Investments, Inc., as General Partner


By:  /s/ WILLIAM O. PASSO
     -----------------------------------------------
         William O. Passo, President


By:  /s/ ANTHONY W. THOMPSON
     -----------------------------------------------
         Anthony W. Thompson, Exec. Vice President


By:  /s/ RICHARD HUTTON, JR.
     -----------------------------------------------
         Richard Hutton, Jr., Controller



By:  TMP Properties, A California Partnership as General Partner


By:  /s/ WILLIAM O. PASSO
     -----------------------------------------------
         William O. Passo, General Partner


By:  /s/ ANTHONY W. THOMPSON
     -----------------------------------------------
         Anthony W. Thompson, General Partner


By:  /s/ SCOTT E. MCDANIEL
     -----------------------------------------------
         Scott E. McDaniel, General Partner

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule