Form 10-K/A
period 1997-12-31
TMP INLAND EMPIRE V LTD
filed 1998-08-19
CIK 885049

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

  [X] Annual report pursuant toSection 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1996

 [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange act of 1934 (No Fee Required). For the transition from _________to____________

                                 ---------------

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



                                 (714) 836-5503
              (Registrant's telephone number, including area code)
                                  -------------

Securities to be registered pursuant to Section 12(b) of the Act:

         Title of each class               Name of each exchange on which
         to be so registered               each class is to be registered
         -------------------               ------------------------------

                 N/A                                   N/A


Securities to be registered pursuant to Section 12(g) of the Act:


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

                                Table of Contents





Independent Auditor's Report....................................            1

Balance Sheet...................................................            2

Statement of Income.............................................            3

Statement of Partners' Capital..................................            4

Statement of Cash Flows.........................................            5

Notes to FinancialStatements....................................           6-9

Supplementary Information.......................................          10-12

                                               Independent Auditor's Report


To the Partners
TMP Inland Empire V, Ltd.
(A California Limited Partnership)


We have audited the accompanying balance sheet of TMP Inland Empire V, Ltd. (A California Limited Partnership) as of December 31, 1997 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire V, Ltd. (A California Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic financial statements taken as a whole.

Balser, Horowitz, Frank & Wakeling

BALSER, HOROWITZ, FRANK & WAKELING
                 An Accountancy Corporation

Santa Ana, California January 26, 1998 except for Note 6, as to which the date is August 3, 1998


                           TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                                  Balance Sheet
                                December 31, 1997



                                     Assets


                                                                    1997


Cash                                                           $     32,509
Notes receivable                                                     92,010
Investment in unimproved land,
    at lower of cost or fair value                                4,675,102

                                                                -----------

       Total assets                                            $  4,799,621
                                                               ============




                        Liabilities and Partners' Capital
                        ---------------------------------


Property taxes payable                                        $     180,150
Interest payable                                                      1,563
Commissions payable                                                   5,400
Due to affiliates                                                       932
Franchise tax payable                                                   800
Notes payable                                                       125,000
                                                               ------------

       Total liabilities                                           313,845
                                                              ============

Partners' capital (deficit)
    General partners                                               (44,323)
    Limited partners; 10,000 equity
       units authorized and outstanding                          4,530,099
                                                                 ---------

       Total partners' capital                                   4,485,776

                                                                 ---------

       Total liabilities and partners' capital                  $4,799,621
                                                                ==========







             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                               Statement of Income
                      For the Year Ended December 31, 1997



                                                                 1997
                                                                 ----
Income
------

    Interest income                                        $       8,417
                                                           -------------

       Total income                                                8,417


Expenses
--------

    Accounting                                                     7,705
    General partner fees                                          17,491
    Expense reimbursements                                        16,341
                                                            ------------

       Total expenses                                             41,537
                                                            ------------



    Income or (loss) before income taxes                         (33,120)

    State franchise tax                                              800
                                                            ------------
    Net income or (loss)                                   $     (33,920)
                                                            =============


Allocation of net income or (loss):

    General partners, in the aggregate                     $        (339)
                                                            =============

    Limited partners, in the aggregate                     $     (33,581)
                                                            =============

    Limited partners, per equity unit
                                                           $       (3.36)
                                                           ==============











             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                         Statement of Partners' Capital
                      For the Year Ended December 31, 1997







                                        General       Limited
                                       Partners       Partners          Total


Partners' capital (deficit),
    December 31, 1996                  (43,984)       4,563,680       4,519,696


Net (loss) for 1997                       (339)         (33,581)        (33,920)
                                     -----------      ----------     ----------

Partners' capital (deficit),
    December 31, 1997                 $(44,323)       $4,530,099     $4,485,776

                                       =========       =========      =========




























             See Accompanying Notes and Independent Auditor's Report


                           TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                      For the Year Ended December 31, 1997


                                                                                                                  1997
Cash flow from operating activities
    Net income or (loss)                                           $ (33,920)
    Adjustments to reconcile net income or
    (loss) to net cash used in operating activities:
       Increase in carrying costs                                    (75,102)
       Increase in property taxes payable                             45,812
       Increase in interest payable                                  (43,495)
       Increase or (decrease) in property tax payable                  1,563
       Increase or (decrease) in due to affiliates                       371
                                                                   ----------
          Net cash (used in) operating activities                    (61,276)

                                                                  -----------

Cash flows from investing activities
    (Increase) or decrease in notes receivable                        24,990
     Proceeds from sale of property                                        0
                                                                    --------
          Net cash provided by investing activities                  (24,990)
                                                                    --------

Cash flow from financing activities
    Proceeds from notes payable                                            0
                                                                     -------

          Net cash provided by financing activities                        0
                                                                     -------

          Net increase or (decrease) in cash                         (36,286)
Cash, beginning of year                                               68,795
                                                                     -------

Cash, end of year                                                   $ 32,509
                                                                     =======


Supplemental disclosures of cash flow information

Income taxes paid                                                  $    800
                                                                   ========

Interest paid                                                      $ 18,750
                                                                   ========



Other Disclosures

For the year ended December 31, 1997, the Partnership did not enter into any non-cash investing or financing activities. The Partnership did not have any short-term highly liquid investments for the year ended December 31, 1997.






             See Accompanying Notes and Independent Auditor's Report

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



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

           Investment in Unimproved Land - Investment in unimproved land is stated at lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

           Syndication Costs - Syndication costs (such as commissions, printing, and legal fees) totaling $1,081,818 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

           Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax due by the Partnership at December 31, 1997 is $800.

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

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997


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


Note 3 -Partners' contributions

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


Note 4 - Allocation of profits, losses and cash distributions

           Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. There were no distributions in 1997.

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997


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

           The Partnership paid $17,491 in partnership management fees to the general partners for the year ended December 31, 1997. Sales comm-issions payable to Regal Realty, which is wholly owned by Scott E. McDaniel, total $5,400 at December 31, 1997. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments , Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson.

          The Partnership was also charged $9,505 during the year ended December
           31, 1997 by the general partner and an affiliated company of the general partner for office, secretarial and advertising expenses. At December 31, 1997 the Partnership had a payable of $932 to the general partner and the affiliated company.

Note 6 - Re-statement and re-issuance of 1997 financial statements

         In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,922,730. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,782,361of income due to appreciation in fair value of land. Current clarification reveals that SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, these financial statements have been re-stated to remove the appreciation in fair value of land.

         In addition, certain carrying costs of land that were previously capitalized have been re-stated as current expenses in the amount of $41,537.

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



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


Note 9 - Property taxes payable

          Property taxes payable at December 31, 1997 are as follows:


         1994                                 $    48,201
         1995                                      56,269
         1996                                      29,868
         1997                                      45,812
                                              -----------

                                              $   180,150


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



                                                  COSTS CAPITALIZED     Gross
                                                    SUBSEQUENT          amount
                                                  TO ACQUISITION        at which                                          Estimated
                                              ----------------------
                                      Initial               Carrying   Carried at Accumulated     Date of         Date   Depreciable
escription of Assets  Encumbrances     Costs  Improvements   Costs      Year-End  Depreciation   Construction   Acquired   Life

Unimproved land -
Perris, CA                -0-      $   95,786     -0-       $ 10,189   $  105,975    -0-          n/a            10/3/89     n/a
Unimproved land -
Perris, CA                -0-          93,088     -0-         10,687      103,775    -0-          n/a            10/3/89     n/a
Unimproved land -
Rialto, CA                -0-         490,180     -0-         65,496      555,676    -0-          n/a             6/8/90     n/a
Unimproved land -
Adelanto, CA              -0-         287,351     -0-         30,518      317,869    -0-          n/a            5/25/90     n/a
Unimproved land -
Adelanto, CA              -0-         490,593     -0-         61,195      551,788    -0-          n/a             3/8/90     n/a
Unimproved land -
Mojave, CA                -0-         591,209     -0-         80,348      671,557    -0-          n/a            7/10/90     n/a
Unimproved land -
Mojave, CA                -0-       1,090,017     -0-        117,142    1,207,159    -0-          n/a            3/12/90     n/a
Unimproved land -
Victorville, CA           -0-         272,140     -0-         28,205      300,345    -0-          n/a            1/12/90     n/a
Unimproved land -
Victorville, CA           -0-       1,204,302     -0-        157,331    1,361,633    -0-          n/a            2/20/90     n/a
Unimproved land -
Victorville, CA           -0-         859,635    722          97,313      956,948    -0-          n/a            4/23/90     n/a
Unimproved land -
Victorville, CA           -0-       1,107,264     -0-        124,765    1,232,029    -0-          n/a            4/16/90     n/a
Unimproved land -
Victorville, CA           -0-         958,623     -0-        106,345    1,064,968    -0-          n/a            4/10/90     n/a
Unimproved land -
Victorville, CA           -0-         138,751     -0-         29,359      168,110    -0-          n/a           11/26/91     n/a
                          ---       ---------     ---        -------    ---------    ---

                          -0-      $7,678,939     722       $918,893   $8,597,832    -0-
                          ===       ==========    ===       ========   ==========    ===


Reconciliation of carrying amount

Beginning balance                  $8,522,730

Additions
  Improvements            $  -0-
  Carrying costs          75,102

  Total additions                      75,102
                                       ------

                                    8,597,832

Allowance for decline in fair
 value of unimproved land          (3,922,730)
                                   ----------


Ending balance                      $4,675,102
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





                                                 COSTS CAPITALIZED     Gross
                                                    SUBSEQUENT         amount
                                                  TO ACQUISITION       at which                                            Estimated
                                            ------------------------
                                   Initial                  Carrying  Carried a     Accumulated   Date of         Date   Depreciable
Description of Assets Encumbrances Costs    Improvements     Costs     Year-End     Depreciation  Construction   Acquired   Life
--------------------- ------------ -------  ------------     -----     --------     ------------  ------------   -------- ----------

Unimproved land -
Perris, CA                -0-      $   95,786     -0-       $  8,140   $ 103,926    -0-            n/a           10/3/89    n/a
Unimproved land -
Perris, CA                -0-          93,088     -0-          8,479      101,567   -0-            n/a           10/3/89    n/a
Unimproved land -
Rialto, CA                -0-         490,180     -0-         46,997      537,177   -0-            n/a            6/8/90    n/a
Unimproved land -
Adelanto, CA              -0-         287,351     -0-         22,990      310,341   -0-            n/a           5/25/90    n/a
Unimproved land -
Adelanto, CA              -0-         490,593     -0-         49,034      539,627   -0-            n/a            3/8/90    n/a
Unimproved land -
Mojave, CA                -0-         591,209     -0-         69,479      660,688   -0-            n/a           7/10/90    n/a
Unimproved land -
Mojave, CA                -0-       1,090,017     -0-         87,767    1,177,784   -0-            n/a           3/12/90    n/a
Unimproved land -
Victorville, CA           -0-         272,140     -0-         23,848      295,988   -0-            n/a           1/12/90    n/a
Unimproved land -
Victorville, CA           -0-       1,204,302     -0-        124,168    1,328,470   -0-            n/a           2/20/90    n/a
Unimproved land -
Victorville, CA           -0-         859,635     722         72,100      932,457   -0-            n/a           4/23/90    n/a
Unimproved land -
Victorville, CA           -0-       1,107,264     -0-         93,005     ,200,269   -0-            n/a           4/16/90    n/a
Unimproved land -
Victorville, CA           -0-         958,623     -0-         81,120    1,039,743   -0-            n/a           4/10/90    n/a
Unimproved land -
Victorville, CA           -0-         138,751     -0-         26,178      164,929   -0-            n/a          11/26/91    n/a
                          ---       ---------     ---        -------    ---------   ---


                          -0-      $7,678,939    $722       $713,305   $8,392,966   -0-
                          ===       ==========    ===       ========   ==========   ===

Reconciliation of carrying amount

Beginning balance                  $9,062,972

Additions
  Improvements            $    722
  Carrying costs           132,113
                           -------

  Total additions                     132,835

Reductions
  Initial costs           (717,461)
  Carrying costs           (85,380)
                           -------

  Total reductions                   (802,841)
                                     --------

Ending balance                      $8,392,966
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





                                                     COSTS CAPITALIZED   Gross
                                                         SUBSEQUENT      amount
                                                       TO ACQUISITION    at which                                          Estimated
                                                  ---------------------
                                    Initial                    Carrying  Carried at Accumulated   Date of       Date     Depreciable
Description of Assets Encumbrances   Costs        Improvements  Costs    Year-End   Depreciation  Construction  Acquired      Life
--------------------- ------------- -------       ------------ --------  --------   ------------  ------------  --------  --------


Unimproved land -
Perris, CA                -0-      $   95,786     -0-       $  9,316   $  105,102    -0-            n/a          10/3/89      n/a
Unimproved land -
Perris, CA                -0-          93,088     -0-          9,666      102,754    -0-            n/a          10/3/89      n/a
Unimproved land -
Rialto, CA                -0-         490,180     -0-         59,288      549,468    -0-            n/a           6/8/90      n/a
Unimproved land -
Adelanto, CA              -0-         287,351     -0-         28,138      315,489    -0-            n/a          5/25/90      n/a
Unimproved land -
Adelanto, CA              -0-         490,593     -0-         57,152      547,745    -0-            n/a           3/8/90      n/a
Unimproved land -
Mojave, CA                -0-         591,209     -0-         77,015      668,224    -0-            n/a          7/10/90      n/a
Unimproved land -
Mojave, CA                -0-       1,090,017     -0-        106,106    1,196,123    -0-            n/a          3/12/90      n/a
Unimproved land -
Victorville, CA           -0-         272,140     -0-         27,432      299,572    -0-            n/a          1/12/90      n/a
Unimproved land -
Victorville, CA           -0-       1,204,302     -0-        143,563    1,347,865    -0-            n/a          2/20/90      n/a
Unimproved land -
Victorville, CA           -0-         859,635     722         87,890      948,247    -0-            n/a          4/23/90      n/a
Unimproved land -
Victorville, CA           -0-       1,107,264     -0-        112,792    1,220,056    -0-            n/a          4/16/90      n/a
Unimproved land -
Victorville, CA           -0-         958,623     -0-         96,208    1,054,831    -0-            n/a          4/10/90      n/a
Unimproved land -
Victorville, CA           -0-         138,751     -0-         28,503      167,254    -0-            n/a         11/26/91      n/a
                          ---       ---------     ---        -------    ---------    ---


                          -0-       $7,678,939   $722       $843,069   $8,522,730    -0-
                          ===       ==========    ===       ========   ==========    ===


Reconciliation of carrying amount

Beginning balance                  $8,392,966

Additions
  Improvements            $     0
  Carrying costs          129,764
                          -------

  Total additions                     129,764
                                      -------

                                    8,522,730

Allowance for decline in fair
 value of unimproved land          (3,922,730)
                                   ----------

Ending balance                     $4,600,000
                                   ==========




                                       See Accompanying Notes and Independent Auditor's Report