Form 10-Q/A
period 1998-03-31
TMP INLAND EMPIRE V LTD
filed 1998-08-19
CIK 885049

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






                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership


                                 Balance Sheets




Assets                                     March 31, 1998    December 31, 1997

Cash                                         $   20,069          $   32,509
Note & Accounts Receivable (Note 3)              81,512              92,010
Due from Affiliats                                  956                   0
Investment in Unimproved Land (Note 1)        4,728,193           4,675,102
                                             ----------          ----------

Total Assets                                 $4,830,730         $4,799,621
                                             ==========          ==========


Liabilities and Partners Capital

Accounts Payable and Accrued Liabilities     $        0          $    3,295
Property Taxes Payable (Note 6)                 231,011             180,150
Commissions Payable (Note 4)                      5,400               5,400
Notes Payable (Note 5)                          125,000             125,000
                                              ---------          ----------

Total Liabilities                            $  361,411          $  313,845
                                             ==========          ==========

Partners' Capital

General Partners                             $(  44,488)         $ ( 44,323)
Limited Partners 10,000 Equity
Units Authorized and Outstanding              4,513,807           4,530,099
                                             -----------         ----------

Total Partners Capital                       $4,469,319          $4,485,776

Total Liabilities and Partners Capital       $4,830,730          $4,799,621
                                             ==========          ==========




                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership


                              Statements of Income




                                                       Three Months Ended
                                                     March 31     March 31
                                                      1998           1997

Interest and Other Income                          $      0     $    2,370

General & Admin. Expense                             16,457         13,908
                                                    -------      ---------

Net Loss                                           $(16,457)    $ (11,538)
                                                   =========    ==========

Allocation of Net Income (Loss)  (Note 2):

General Partners:                                  $   (165)    $    (115)
                                                   =========    ==========

Limited Partners:                                  $(16,292)    $ (11,423)
                                                   =========    ==========

Limited Partners Per Unit                          $  (1.62)    $   (1.14)
                                                   =========    ==========




                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership

                             Statement of Cash Flows


                                                      Three Months Ended
                                                  March 31,          March 31,
                                                    1998               1997

Net Loss                                        $ (16,457)           $(11,538)
Adjustments to Reconcile Net Loss
   to net cash used in operating activities:
   Incr./Decr. In Invest. in unimproved  Land     (53,091)            (32,527)
   Increase in Due to/from Affiliates              (1,888)                  0
   Increase in Accounts Payable and                (2,363)             14,865
Accrued Liabilities
         Incr./Decr. In Property Tax Payable       50,861                  --
                                                ----------           ---------
Net Cash used in Operating Activities             (22,938)            (29,200)

Notes & Accts Receivable                           10,498               4,649
                                                ---------            ---------
Net Cash provided by financing activities          10,498               4,649
                                                ---------            ---------


Net Decrease in Cash                              (12,440)            (24,551)

Cash, Beginning of Period                          32,509              68,795
                                                 ---------           ---------

Cash , End of Period                            $    20,069          $ 44,244
                                                ===========          =========



                           TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership

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

NOTE 6 - Property Taxes Payable

Property Taxes payable as of March 31, 1998 is as follows:


                   1994                 $ 48,201
                   1995                   56,269
                   1996                   29,868
                   1997                   45,812
                   1998                   50,861
                                        --------
                                        $231,011
                                        =======


If property taxes remain delinquent for five years, then the County can foreclose on the property. Management plans to take necessary actions to prevent foreclosures.

NOTE 7 - Restatement and reissuance of 1997 financial statements and the first quarter ended March 31, 1998.

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to e Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,922,730. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,782,361 of income due to appreciation in fair value of land. Current clarifications reveals that SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, the 1997 financial statements were restated to remove the appreciation in fair value of land.

In addition, certain carrying costs of land that were previously capitalized have been restated as current expenses in the amount of $13,908 for the first quarter of 1997 and $16,457 for the first quarter of 1998.

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

Date:  May 12, 1998

                        TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership


                        By:      TMP Investments, Inc., as General Partner


                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, President


                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Exec. Vice President


                                 By:       \s\ Richard Hutton, Jr.
                                       -------------------------------------
                                         Richard Hutton, Jr., Controller



                        By: TMP Properties, A California Partnership as General Partner


                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, Partner


                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Partner

                                 By:       \s\ Scott E. McDaniel
                                       -------------------------------------
                                         Scott E. McDaniel Partne