Form 10KSB
period 1998-12-31
TMP INLAND EMPIRE V LTD
filed 1999-04-15
CIK 885049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------


                                  FORM 10 K-SB
(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1998

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

         Title of each class               Name of each exchange on which
         to be so registered               each class is to be registered
         N/A                               N/A

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

TMP Inland Empire V, Ltd., a California Limited Partnership, has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the Partners in the Partnership are governed by the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"). The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement, which has been filed as as Exhibit to Form 10-K.

DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units for all cash in multiples of $1,000 per Unit. A total of 10,000 Limited Partnerships Units are outstanding and it is not anticipated that any additional Limited Partnership Units will be issued in the future. Outstanding Units are fully paid and non-assessable.

THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the management and control of all aspects of the business of the Partnership. On April 1, 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. The General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances, affiliates of the General Partners, as they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the then outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership's business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS. A Limited Partner's capital contributed to the Partnership is subject to the risks of the Partnership's business. Except as specifically provided in the Partnership Agreement, he is not permitted to take any part in the management or control of the business and he may not be assessed for additional capital contributions. Assuming that the Partnership is operated in accordance with the terms of the Partnership Agreement, a Limited Partner is not liable for the liabilities of the Partnership in excess of his capital contribution and share of his undistributed profits. Notwithstanding the foregoing, a Limited Partner is liable for any Distributions made to him if, after such Distributions, the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities, exclusive of liabilities of Limited Partners on account of their contributions, and liabilities for which recourse is limited to specific Partnership assets.

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

TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See "Transferability of Units," below.) The contingencies whereby the Partnership may be dissolved are as follows:

1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the Partnership's busi-ness and elect, by consent, one or more new General Partners to continue its business;

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

5. The election to continue the business of the Partnership and the appointment of successor General Partner after the withdrawal, adjudication of bank-ruptcy, death, or dissolution of the sole remaining General Partner;

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

BOOKS AND RECORDS. At all times during the term of the Partnership, the General Partners will keep true and accurate books of account of all the financial activities of the Partnership. These books of account are kept open for inspection by the Limited Partners or their representatives at any reasonable time. The General Partners may make such elections for federal and state income tax purposes as they deem appropriate and the fiscal year of the Partnership is the calendar year unless changed by the General Partners with the consent of the Commissioner of the Internal Revenue Service.

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

ZONING/PLANS/MAPS/PERMITS. Certain of the parcels are not zoned for the uses anticipated by the Partnership. Applications have been or will be made to change the zoning for certain of those parcels. As described under Item 2 "Properties," some Properties have already been rezoned, but no assurances can be given that all such rezoning changes will be approved. Zoning changes are dependent on, among other things, whether or not such change would be consistent with the General and Specific Plan for a given area. Further, final parcel/tract maps have not been approved for all Properties, nor have any grading or building permits been obtained. In the event that such Properties do not receive the zoning desired by the General Partners, or if final maps are not approved or permits not obtained, the value of those parcels to the Partnership and to others may be reduced and the investment results of the Partnership may be adversely affected.

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

PROPERTY TAX REFORM AND RENT CONTROL. Statewide property tax reform has reduced real property taxes in California. However, subsequently enacted statewide implementing legislation may cause real property taxes in California to increase at a more rapid rate than previously experienced and legislation enacted in certain municipalities in response to the statewide reform requires owners of real property to pass through property tax saving to residential and certain commercial tenants by various means, including rent reduction. It is also possible that legislation at the state or local level may be enacted in California which may include some form of rent control applicable to the
Partnership. In addition, certain fees and charges associated with the acquisition and ownership of real property in California have been increased to offset decreases in local revenue resulting from the property tax reduction.

OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums, changes in general or specific plans, down-zoning of the Properties or unanticipated environmental regulation and special assessment district development fees could impair the value of the Properties owned by the Partnership.

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

ITEM 2.  PROPERTIES

     The Partnership acquired for cash, free of monetary encumbrances, a total of fourteen Properties, some of which consist of more than one parcel. All of the Properties are in the area of Southern California known as the "Inland Empire." While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Temecula/Murrieta (formerly Rancho California) on the south.

Included   in  this  area  are  the  communities  of  Perris,  Sun City,  Moreno
Valley, Riverside, Beaumont, San Jacinto, Palm Desert, Temecula/Murrieta (formerly Rancho California) and Elsinore in Riverside County, and Fontana, Rialto, Rancho Cucamonga, Ontario, San Bernardino Highlands and Chino in San Bernardino County.

The Properties are unimproved and presently produce no operating income. It is possible that future economic conditions, governmental actions or other factors may deter or prevent the Partnership form pre-developing or developing the Properties, or any of them. In such event, the potential profitability, if any, with respect to the Properties would be dependent upon appreciation of the Properties and the Partnership's ability to refinance and sell the same. There can be no assurance that the Properties, even if developed by the Partnership, can be operated or ultimately sold for a profit.


The Partnership owns or has owned the following properties:

                    Date            Purchase         Date              Sales
Property          Purchased         Price            Sold              Price

Perris 4.85 *     10-03-89          $    87,000        *                 *
Perris 4.09 *     10-03-89          $    82,000        *                 *
Rialto 10 *       06-08-90          $   452,000        *                 *
Adelanto 10**     11-07-89          $    90,000      07-25-90         $200,000
Adelanto 40 *     03-08-90          $   450,000        *                 *
Mojave 7  *       07-10-90          $   543,900        *                 *
Mojave 10 *       03-12-90          $ 1,000,000        *                 *
Victorville
 40****   *       01-12-90          $   870,000      11-22-95         $241,000
Victorville
 10***     *      11-26-91          $   181,000      03-09-92         $ 52,830
Victorville
 76.97     *      02-21-90          $ 1,100,500        *                 *
Victorville
 64        *      04-10-90          $   864,000        *                 *
Victorville
 75        *      04-10-90          $ 1,012,000        *                 *
Victorville
 63.41     *      04-24-90          $   768,000        *                 *
Adelanto
 4.49      *      05-25-90          $   260,000        *                 *

*     These Properties  were still owned by the  Partnership as of December 31,
      1998
**    Seller first trust deed was foreclosed on and property subsequently resold.
***   An easement was sold to Southern California Edison and the Partnership retained 6.97 acres.
****  29 acres were sold.

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

The Properties are approximately 2.5 miles west of I-215, the Escondido Express-way and one mile south of the present alignment of Highway 74 (the Ortega Highway).

Currently there is well water, electricity and septic tank sewage available to the Properties. It is anticipated that a Community Facilities District will be formed which will provide water service, sewer and paved roads. Current zoning is rural residential.

RIALTO 10. In place of the Perris 18 parcel discussed in the Offering Circular, the Partnership purchased the Rialto 10 parcel, a 10 acre parcel zoned for Industrial. Rialto 10 is located at Tamarind and Alder, north of Baseline and south of Highland. Current zoning is industrial. The property is listed for sale for $650,000.

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

ADELANTO 40. This approximately 40 net acre parcel is located at the southwest corner of Air Base Road and Beaver Street in the City of Adelanto. When this property was purchased it was zoned R-1 (single family residential). Due to a General Plan Amendment it is now zoned Light Manufacturing and MI.(manufacturing industrial). The City has, from its own funds, paved Air Base Road to within 1/4 mile of the Property.

MOJAVE 7 AND MOJAVE 10. These two Properties of approximately seven acres and ten acres, respectively, occupy the Southwest and Northwest corners of Mojave Drive and Amethyst in the City of Victorville.

The Properties are currently both zoned C-2, general commercial, and utilities and sewer are currently approximately one mile to the east. A community Facilities District has been formed and sewer, water and electricity brought to the Properties. Mojave Drive is now a four lane paved road through Victorville from Interstate 15 to Highway 395. The seven acre parcel has all offsite improvements completed.

Due to the large amount of commercially zoned property in Victorville and the length of time it will take for absorption, a change in zoning from C-2 to R-1 (single family residential) has begun on the seven acres at the southwest corner of Mojave Drive and Amethyst.

VICTORVILLE 40. This Property actually consists of two 20-acre parcels separated by an intervening property but both having frontage on Mesa Linda Street in the City of Victorville. Approximately eleven acres are zoned commercial and approximately twenty nine acres are zoned residential.

Sewer, water and electricity is currently approximately 2.5 miles to the east along Mojave Road, and the Community Facilities District, which will bring those amenities to the Property, has already been formed and approved by the City Council of Victorville, and construction plans are substantially completed.

In November 1995, the Partnership sold 29 acres for $241,000, retaining 11 acres of C-2 (commercial).

VICTORVILLE 10. This 10 acre parcel is zoned residential It is located on Seneca Road west of Mesa Linda. It is also in the previously mentioned Victorville Community Facilities District which will, when funded, bring sewer, water and electricity to the edge of the Property. In March, 1992, the Partnership sold approximately 3 acres for $52,830 to Southern California Edison. The Property currently consists of approximately 6.97 acres.

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

All utilities are currently available at the eastern border of the Property and Rancho Road is a fully improved paved road fronting the entire property.

ADELANTO 4.49. The Adelanto 4.49 parcel, located on the northwest corner of Yucca and Bellflower, is currently zoned Industrial. The prior zoning was Desert Scenic.

ITEM 3.  LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 1998, there were approximately 939 record holders of Units of Limited Partnership Interest. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1995 - 1998.

CASH DISTRIBUTIONS

There were no cash  distributions  during the years  ended  December  31, 1995 -
1998.

A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 "Business", under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6. FINANCIAL INFORMATION

SELECTED FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31, 1998

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1994 - 1998, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.


                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31,
                  (Not Covered By Independent Auditor's Report)

                           1998      1997       1996          1995      1994
                           ----      ----       ----          ----      ----

Income from Sale of
Property            $          - $        -   $          - $ 241,000  $       -

Less cost of
   Property sold               -          -              -  (802,841)         -
                    ------------ -----------  ------------ ---------   ---------

Gross profit (loss)            -          -             -   (561,841)          -

Interest Income            5,039      8,417         2,002        118        700
                    ------------  ----------  ------------  --------  ----------

Total income (loss) $     5,039  $     8,417  $     2,202  $(561,723) $     700
                    ------------  ==========  ------------ ---------- =========

Net income (loss)   $  (112,319) $  (33,920)  $(3,926,654) $(568,823) $  (6,400)
                     ==========   ==========  ------------ ---------  ==========

Net income (loss)
 per Unit*          $    (11.12) $    (3.36)  $  (388.73) $   (56.31) $    (.63)
                    ===========   ==========    --------- ----------   =========

Cash distribution
 per Unit*          $        -   $        -  $         -  $        -  $       -
                    ==========   ==========  -----------  ----------  ==========

Total assets        $4,850,923   $4,799,621  $ 4,785,795  $8,546,983 $9,084,663
                    ==========   ==========  -----------  ---------- ===========

* (Based on 10,000 Units outstanding at December 31, 1994 - 1998)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Partnership's management believes is relevant to an assessment and understanding of the Partnership's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this Report.

This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Sections 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

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

Other revenues received during the fiscal years ended December 31, 1994 - 1998 consisted primarily of interest income earned on funds held, and income from the forfeiture by potential buyers of non-refundable escrow deposits.

In 1995, the Partnership sold 29 acres of the "Victorville 40" property for a loss of $561,841. The sale generated cash of $69,327 and a note for $141,000. Interest income from the note will provide some of the cash requirements of the Partnership.

The Partnership recognized a loss in 1996 was due to a write-down in value of the Partnership land due to a decline in market value of the land.

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,922,730. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,782,361 of income due to appreciation in fair value of land. Pursuant to additional review by management and the predecessor accounting firm, it was determined that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, the 1997 financial statements were restated by the predecessor independent accounting firm on August 3, 1998 to reverse the appreciation in fair value of land. In addition, certain carrying costs of land that were previously capitalized were restated as current expenses in the amount of $27,476 for the year ended December 31, 1997.

The Partnerships management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership raised a total of $8,918,182, net of syndication costs, from the sale of Limited Partnership Units. During the period from inception through December 31, 1995, the Partnership acquired a total of fourteen Properties for all cash at a total expenditure of $8,891,712, including carrying costs (such as interest expense and property taxes). The partnership capitalized the acquisition costs of the property and direct carrying costs, such as interest expense and property taxes. The Partnership does not intend to acquire any additional Properties. The remaining thirteen Properties are being held for resale. Upon sale, if any, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the Partners.

The Partnership procured a $125,000 loan in 1996 secured by Partnership property.

The Partnership owns land in Riverside and San Bernardino counties. This region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.

In March, 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware liability company, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24 month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the General Partners. However, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of December 31, 1998 PacWest has loaned the Partnership $226,372 for ongoing operations.

On April 1, 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

Pursuant to the Management Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners. PacWest is paid a fee of $11,520 annually for its administrative services.

The Partnership has no current plans to develop any of the Properties. The 10 acres in Rialto are listed for sale.

RISK FACTORS

Year 2000  Compliance.  Many currently  installed  computer systems and software
---------------------
products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates. As a result, computer systems and/or software used by organizations may need to be upgraded to comply with the "Y2K" or "Year 2000" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Partnership believes that its systems are compatible with Y2K applications, there can be no assurance that all Partnership systems will function properly in all operating environments and on all platforms. The failure to comply with Y2K requirements by systems not designed by the Partnership may also have a material adverse effect on the Partnership's business, financial condition and results of operations. The Partnership has developed and implemented a plan to identify and address potential difficulties associated with Y2K issues and does not expect to expend any significant funds as a result of these issues.

The Partnership utilizes a number of computer software programs and operating systems across its entire organization including applications used in financial business systems and various administrative functions. The Partnership has established an action plan for addressing Year 2000 issues. As a general matter, the Partnership is vulnerable to failures by third parties to address their own Year 2000 issues. The Partnership relies heavily upon third parties for financial services. There can be no assurance that the Partnership's suppliers and other third parties will adequately address their Year 2000 issues, and any such issues could have a material adverse affect upon the Partnership's financial condition and results of operation.

The Partnership has not spent a material amount of financial resources to remediate Year 2000 problems and does not anticipate that it will spend a material amount of financial resources to remediate Year 2000 problems in the future. The costs of such remediation will be part of the Partnership's general and administrative expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10 K-SB:

                                                                      Page No.

For the fiscal years ended December 31, 1998and 1997

         Independent Auditors Reports                                   1, 2

         Balance Sheet as of December 31, 1998                           3

         Statements of Operation for the years ended
         December 31, 1998 and 1997                                      4

         Statements of Partners' Capital for the years ended
         December 31, 1998 and 1997                                      5

         Statements of Cash Flow for the years ended
         December 31, 1998and 1997                                       6

         Notes to Financial Statements                                 7 - 12

         Financial Statement Schedules                                 13 - 16

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Independent Accounting Firm. On March 29, 1999 the Registrant filed a Form 8-K in which it terminated the accounting firm of Balser, Horowitz, Frank & Wakeling and appointed the independent accounting firm of Swenson Advisors, LLP.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executive officers. Management of the Partnership is provided by the General Partners. However, on April 1, 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

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

TMP Investments Inc., a California corporation, was formed on December 12, 1984. TMP Investments Inc. has served in the capacity of a co-General Partner in all of the TMP sponsored programs since December 1984. In 1993, TMP Investments Inc. began serving as sole General Partner in all TMP sponsored partnerships. TMP Investments Inc. has been and will continue to be engaged in asset management, real estate accounting, budgetary services, and partnership management on behalf of existing limited partnerships and limited partnerships which it sponsors in the future. The shareholders of TMP Investments, Inc. were William O. Passo, Anthony W. Thompson, and Scott E. McDaniel until September 1993, when Mr. McDaniel sold his share of TMP Investments Inc. to Mr. Passo and Mr. Thompson.

WILLIAM O. PASSO, 57 is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 52, is a General Partner of TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille

Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 52, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant form the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11. EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 1998, the Partnership paid fees to the General Partners for various services in the amount of $140,326 of which none was paid in the year ended December 31, 1998. (See Item 13. "Certain
Relationships and Related Transaction".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, the Partnership had 10,000 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1998 by each officer, director and general partner of the General Partners and by all such persons as a group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 1998. The information under "Operating and Liquidation Stage" and "Summary of Compensation" below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10K for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                Amount Paid from
Form of Compensation                                           Formation through
and Recipient               Description of Payment            December 31, 1998
-------------               ----------------------            -----------------

Selling Commission and     Up to a maximum of 10% of gross            $1,009,704
Due Diligence              proceeds, a minimum of which was
Reimbursement (TMP         reallocated to participating Soliciting
Capital Corp.)             Dealers (which included TMP Capital
                           Corp.) from Units sold by them.  Up to
                           an additional 0.5% paid to Soliciting
                           Dealers (which included TMP Capital
                           Corp.) for due diligence activities.

Reimbursement for          Organizational Expenses paid to the          $ 29,753
Organizational Expenses    General Partners to reimburse them
(General Partners)         (without markup or profit) for
                           organizational  costs actually incurred
                           such as  advertising,  mailing,
                           printing  costs, clerical  expenses,
                           legal  and  accounting fees.

Reimbursement for          The General Partners were reimbursed         $708,896
Property Expenses          (without markup or profit) for all out
(General Partners)         of pocket expenses directly related to
                           the Properties, including the purchase
                           price of Properties  acquired prior to
                           Partnership formation,  out of pocket
                           carrying costs of such Properties (such
                           as interest and property taxes) including
                           actual interest incurred  on  all  funds
                           advanced  for  the benefit of the
                           Partnership, deposits, escrow extension
                           payments, appraisal fees, expenses of
                           feasibility  and other studies performed
                           by third parties unaffiliated  with the
                           General Partners and similar  expenses,
                           but  not  including  the General
                           Partners' overhead, salaries, travel
                           or like expenses.




Property Acquisition       For services rendered in connection
Fees                       with the acquisition of the Properties
(General Partners          acquired by the Partnership, the
or an affiliate)           General Partners, or an affiliate,
                           received  acquisition  compensation
                           (either denominated  as  such,  or
                           as a real  estate brokerage  com-
                           mission,  or otherwise) in the
                           following amounts:
                                   (i)      Acquisition fees:           $625,000
                                   (ii)     Real estate brokerage       $193,616
                                            commissions

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                Amount Paid from
Form of Compensation                                           Formation through
and Recipient              Description of Payment              December 31, 1998
----------------------     --------------------------          -----------------

Partnership Management     A Partnership Management Fee with            $140,326
Fee                        respect to each Property until a
(General Partners)         Property is sold or improvement
                           of the Property  commences  in
                           an annual  amount of 1/4  of  1%
                           (.25%)  of  the  cost  of  the
                           property,  but not to exceed 2% of
                           such cost in the aggregate.

Leasing and Property       For leasing an improved Property,                $-0-
Management Fees            or a portion thereof, a commission
(General Partners or an    7% for the first year's rent (net
affiliate) lease)          equal to or 6% of the first year's
                           rent (gross lease) decreasing to
                           2.5% (net lease)  or 2%  (gross
                           lease)  of the rent for years
                           eleven through thirty.  Upon
                           development of the Properties,
                           or any of them, an amount up to
                           5%  of  the   gross   revenues
                           of  the Properties for super-
                           vision for the operation and
                           maintenance  of  the  Properties.
                           Such leasing and property manage-
                           ment fees shall not exceed the
                           competitive  rates that would
                           be charged by unaffiliated persons.



Interest in Partnership    1% interest in all Partnership                 $3,030
Allocation of Each         allocations of Net Income, Net Loss and
Material Item              Distributions of Distributable Cash
(General Partners)         from Operations and of Cash from Sale
                           or refinancing of the Properties.

Subordinated               A 15% interest in all Partnership                $-0-
Participation              allocations of Net Income and
(General Partners)         Distributions of Distributable Cash from
                           Operations  and of  Cash  from  the  Sale
                           or Refinancing of the  Properties
                           subordinated to a return of all Limited
                           Partners' Capital Contributions plus a
                           cumulative, non-compounded  return
                           of 6% per  annum  on their Adjusted
                           Capital Contributions.

Subordinated Real          Real estate commissions with respect to          $-0-
Estate Commission          the sale of Properties which are equal
(General Partners          to the lesser of:  (I) 3% of the gross
or an Affiliate)           sales price of a Properties; equal to
                           one-half  the  normal and  competitive
                           rate charged by unaffiliated parties, but
                           payment shall be  subordinated  to a
                           return  of all Limited Partners'Capital
                           contributions, plus a cumulative,
                           noncompounded return of 6% per
                           annum on their Adjusted Capital
                           Contributions.


SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $1,009,704 (including due diligence fees) and reimbursed the General Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $29,753. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. During the operating stage, the partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the limited Partners have received allocations of Net Income equal to a cumulative, noncompounded return of 6% on their Adjusted Capital

Contributions (the "Preferred Return"); and thereafter, the General Partners will have a 15% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 85% interest therein. Net Losses and nonrecourse deductions shall be allocated 1% to the General partners and 99% to the Limited Partners until the Limited Partners have received distributions equal to their capital contributions plus their preferred return; and thereafter 85% to the Limited Partners and 15% to the General Partners; provided however, no allocation of Net Losses shall be made to a limited partner to the extent that the allocation would create or increase a negative balance in that limited partner's capital account. In the event, a Limited Partner may not be allocated Net Losses, net losses shall be allocated one hundred percent (100%) to the General Partners. If the General Partners or an Affiliate provide a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an Affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 15% General Partners' participation and the Partners' real estate commissions are subordinated to a return of all Limited Partners' Capital Contribution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

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

AVAILABILITY OF MANAGEMENT SERVICE. Under the Partnership Agreement, the General Partners are obligated to devote as much time as they, in their sole discretion, deem to be reasonably required for the proper management of the Partnership and its assets. The General Partners believe that they have the capacity to discharge their responsibilities to the partnership notwithstanding participation in other investment programs and projects. April 1998, PacWest Inland Empire, LLC (PacWest) entered into a management, administrative and consulting agreement with the general partners of the Partnership to provide the

Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

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

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10K.

(b) The registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1998. However, a Form 8K was filed on March 29, 1999.

(c) Exhibits - Those exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

     (3), (4) and (10.1)   Agreement of Limited Partnership and other material
                           agreements are incorporated by reference to Exhibits
                           (3),(4) and (10.1) to the Form 10 Registration State-ment, SEC File No. 0-19916 filed on March 12, 1992.
                        27 Financial Data Schedule

                            TMP INLAND EMPIRE V, LTD
                       (A California Limited Partnership)

                              Financial Statements
                           December 31, 1998 and 1997




                                                           Table of Contents



Reports of Independent Auditors                                    1-2

Balance Sheet                                                       3

Statements of Operations                                            4

Statements of Partners' Capital                                     5

Statements of Cash Flows                                            6

Notes to Financial Statements                                    7-12

Supplementary Information                                       13-15

                          Report of Independent Auditors

To the Partners
TMP Inland Empire V, Ltd.
(A California Limited Partnership)

We have audited the  accompanying  balance sheet of TMP Inland Empire V, Ltd. (A
California Limited Partnership) as of December 31, 1998, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire V, Ltd. (A California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedule I and Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic financial statements taken as a whole.

The financial statements as of December 31, 1997, were examined by other auditors. As discussed in Note 8, those auditors expressed an unqualified opinion on January 26, 1998, and on August 3, 1998 reissued their unqualified opinion for the year ended December 31, 1997.

Swenson Advisors, LLP
SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 26, 1999

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

Balser, Horowitz, Frank & Wakeling

BALSER, HOROWITZ, FRANK & WAKELING
An Accountancy Corporation

Santa Ana, California
January 26, 1998, except for Note 6, as to which the date is August 3, 1998

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                                  Balance Sheet
                                December 31, 1998


                                     Assets
                                     ------


Cash                                                           $            445
Prepaid Expenses                                                          3,268
Notes Receivable                                                         60,133
Investment in Unimproved Land (Note 1)                                4,787,077
                                                                ---------------

         Total Assets                                          $      4,850,923
                                                                ===============


                        Liabilities and Partners' Capital
                        ---------------------------------

Due to Affiliates (Note 6)                                     $        226,737
Accrued Expenses                                                          2,776
Franchise Tax Payable                                                       800
Property Taxes Payable                                                  116,753
Notes payable                                                           125,000
Commission Payable to Affiliate (Note 6)                                  5,400
                                                                ---------------

         Total Liabilities                                              477,466
                                                                ---------------

Partners' Capital (Deficit) (Notes 3 and 4)

  General Partners                                                     (45,446)
  Limited Partners; 10,000 Equity Units
    Authorized and Outstanding                                        4,418,903
                                                                ---------------

         Total Partners' Capital                                      4,373,457
                                                                ---------------

         Total Liabilities and Partners' Capital               $      4,850,923
                                                                ===============

                             See Accompanying Notes

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                 For the Years Ended December 31, 1998 and 1997


                                                  1998               1997
                                                  ----               ----
Income

  Interest Income                           $        5,039    $         8,417
                                             -------------     --------------

         Total Income                                5,039              8,417
                                             -------------     --------------


Expenses

  Accounting and Financial Reporting                44,035              7,705
  Management Fees                                    8,640             17,491
  Outside Professional Services                     15,524                  -
  General and Administrative                        39,372                  -
  Expense Reimbursements                                 -             16,341
  Interest Expense                                   8,987                  0
                                             -------------     --------------

         Total Expense                             116,558             41,537
                                             -------------     --------------


  Loss Before Income Taxes                       (111,519)           (33,120)
                                             -------------     --------------

  State Franchise Tax                                  800                800
                                             -------------     --------------

  Net Loss                                  $    (112,319)    $      (33,920)
                                             =============     ==============



Allocation of Net Loss

  General Partners, in the Aggregate        $      (1,123)    $         (339)
                                             =============     ==============

  Limited Partners, in the Aggregate        $    (111,196)    $      (33,581)
                                             =============     ==============

  Limited Partners, per Equity Unit         $      (11.12)    $        (3.36)
                                             =============     ==============


                             See Accompanying Notes
                                       -4-




                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
                 For the Years Ended December 31, 1998 and 1997




                                  General            Limited
                                  Partners           Partners              Total


Partners' Capital (Deficit)
  December 31, 1996               $  (43,984)     $ 4,463,680       $  4,519,696
                                   ----------     -----------        -----------


Net Loss for 1997                       (339)        (33,581)           (33,920)
                                   ----------      ----------        -----------

Partners' Capital (Deficit)
  December 31, 1997                  (44,323)       4,530,099          4,485,776
                                   ----------      ----------        -----------


Net Loss for 1998                     (1,123)       (111,196)          (112,319)
                                  -----------      ----------       ------------

Partners' Capital (Deficit)
  December 31, 1998               $  (45,446)     $ 4,418,903       $  4,373,457
                                   ==========     ===========       ============


                             See Accompanying Notes
                                       -5-



                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
                 For the Years Ended December 31, 1998 and 1997

                                                   1998               1997
                                                   ----               ----

Cash Flows from Operating Activities
  Net Loss                                     $    (112,319)    $      (33,920)
  Adjustments to Reconcile Net Loss
    to Net Cash Provided by Operating
    Activities:
      Increase in Prepaid Expenses                    (3,268)                 -
      Change in Accrued Interest Payable              (1,563)             1,563
      Increase in Due to Affiliates                  225,805                371
      Increase or (Decrease) in Property
      Tax Payable                                    (63,397)            45,812
      Increase in Accrued Expenses                     2,776                  -
                                                -------------     --------------

Net Cash Provided by Operating Activities             48,034             13,826
                                                -------------     --------------

Cash Flows from Investing Activities
  Decrease in Note Receivable                         31,877             24,990
  Increase in Investment in Unimproved Land         (111,975)           (75,102)
                                                -------------     --------------

Net Cash Used in Investing Activities                (80,098)           (50,112)
                                                -------------     --------------


Net Decrease in cash                                 (32,064)           (36,286)

Cash, Beginning                                       32,509             68,795
                                                 -------------    --------------

Cash, Ending                                  $          445    $        32,509
                                                =============     ==============

Supplemental Disclosures of Cash
Flow Information
--------------------------------

Cash paid for income taxes                    $          800    $           800
                                               =============     ==============

Cash paid for interest                        $       22,630    $        18,750
                                               =============     ==============

Other Disclosures
-----------------
See Note 6 for information on the Partnerships non-cash financing activities during the years ended December 31, 1998 and 1997.


                             See Accompanying Notes
                                      -6-

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997


Note 1 - General and Summary of Significant Accounting Policies

         General - TMP Inland Empire V, Ltd. (the Partnership) was organized in 1989 in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

         Accounting Method - The Partnership's policy is to prepare its financial statements on the accrual basis of accounting.

         Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains, if any, when the properties are sold.

         Syndication Costs - Syndication costs (such as commissions, printing, and legal fees) totaling $1,081,818 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Concentration - All unimproved land parcels held for investment are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition in that geographical area. The Partnership attempts to mitigate any potential risk by continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

         Income Taxes - The Partnership is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax payable annually by the Partner-ship is $800.

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

         New Accounting Standards - In June 1998 the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 133, "Accounting for Derivative instruments and Hedging Activities." The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. This statement will have no effect on the financial statements of the Partnership.


Note 2 - Organization of the Partnership

         In 1989, the Partnership was formed with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the General Partners. The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc., and then became the shareholders of TMP Group, Inc.

         The  Partnership  originally  acquired  thirteen  separate  parcels  of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. A portion of one parcel was sold in 1992 and the proceeds were retained for working capital. During 1993, the Partnership foreclosed on property underlying a note receivable and subsequently sold the property. During 1995, the Partnership sold a portion of one parcel.

         The  partnership  agreement  provides  for two  types  of  investments:
         Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement was $2,000 and all others were a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution.

Note 3 - Partners' Contributions

         The Partnership offered for sale 10,000 units at $1,000 each to qualified investors. As of December 31, 1990, all 10,000 units had been sold for total limited partner contributions of $10,000,000. There have been no contributions made by the General Partners. As described in
         Note 1, syndication costs have been recorded as a reduction in partners' capital.

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

Note 4 - Allocation of Profits, Losses and Cash Distributions

         Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. There were no distributions in 1998 or 1997.

Note 5 - Agreements With PacWest Inland Empire, LLC

         In March 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware liability company, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and ten other related partnerships (the TMP Land Partnerships. In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement. Pursuant to the Management Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibil-ity for all partnership administration while not replacing any of the General Partners.

         In addition, PacWest has agreed to loan and/or secure a loan for the Partnership the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24 month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

         PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

         In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

         Pursuant to the Management Agreement PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of December 31, 1998, the Partnership has an amount due of $226,737 to PacWest related to the aforementioned agreements.

Note 6 - Related Party Transactions

         Syndication costs (see Note 1) netted against partners' capital contributions include $1,000,000 of selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William
         O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

         Investment in unimproved land includes acquisition fees of approximately $617,562 paid in prior years to TMP Properties, TMP Investments, Inc., and the General Partners, for services rendered in connection with the acquisition of the properties.

         The Partnership paid $17,491 in partnership management fees to the General Partners for the year ended December 31, 1997. Sales commis-sions payable to Regal Realty, which is wholly owned by Scott E. McDaniel, total $5,400 at December 31, 1998. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson.

         The Partnership was also charged $9,505 during the year ended December 31, 1997 by the General Partner and an affiliated company of the General Partners for office, secretarial and advertising expenses. At December 31, 1997 the Partnership had a payable of $932 to the General Partner and the affiliated company.

         See Note 5 regarding information on management of the Partnership during 1998.

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

Notes 7 - Notes Payable

         The Partnership  borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 1, 1999. Interest accrues at 13% per annum payable in monthly installments of $1,354.17. As of December 31, 1998, $45,260 of interest has been paid and is capitalized to land carrying cost.


Notes 8 - Restatement and Reissuance of 1997 Financial Statements

         In compliance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" (SFAS 121), the 1996 financial statements reported an expense for the decline in fair market value of unimproved land of $3,922,730. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,782,361 of income due to appreciation in fair value of land. Pursuant to additional review by management and the predecessor accounting firm, it was determined that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, the 1997 financial statements were restated to reverse the appreciation in fair value of land on August 3, 1998 by the predecessor accounting firm.

         In addition, certain carrying costs of land that were previously capitalized have also been restated as expenses in the amount of $41,537 for the year ended December 31, 1997.

Note 9 - Notes Receivable

         The Partnership sold a parcel of land in 1996 and as a part of the sale proceeds received a note for $141,000. The note is secured by a deed of trust and is due on September 1, 2002. Interest accrues at 7% per annum, and monthly payments of principal and interest of $3,000 began August 6, 1996. During the years ended December 31, 1998 and 1997, $4,853 and $7,280, respectively, of interest was received on this note receivable.

                            TMP INLAND EMPIRE V, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

Note 10 - Property Taxes Payable

         Property taxes payable at December 31, 1998 of $116,752 relates to property taxes payable for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. Remaining amounts are due as follows for the years ending December 31,:

                                   2000          $ 29,544
                                   2001            29,544
                                   2002            29,544
                                   2003            28,120
                                  -----          --------
                                                $ 116,752


Note 11 - Year 2000 Issue (unaudited)

         Like other organizations and individuals around the world, the Partnership could be adversely affected if the computer systems it uses and those used by the Company's major customers and vendors do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Issue." Management is assessing its computer systems and the systems compliance issues of its major service providers. Based on information available to management, the Partnership's major customers and vendors are taking steps that they believe are reasonably designed to address the Year 2000 Issue with respect to computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient, and the failure of a timely completion of all necessary procedures could have a material adverse effect on the Company's operations. Management will continue to monitor the status of, and its exposure to, this issue.

                            SUPPLEMENTARY INFORMATION


                                                      TMP INLAND EMPIRE V, LTD.
                                                 (A California Limited Partnership)
                                             Schedule I - Mortgage Loans on Real Estate
                                        (Schedule XII, Rule 12-29, for SEC Reporting Purposes
                                                          December 31, 1998


COLUMN  A                B           C                D           E                 F                     G                   H
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Principal
                                                                                                                           Amount of
                                                                                                                       Loans Subject
                                   Final            Periodic                           Face              Carrying      to Delinquent
 Description           Interest    Maturity         Payment     Prior             Amount of             Amount of       Principal or
 of Loans (A)          Rate        Date             Term        Liens             Mortgages             Mortgages           Interest
------------------------------------------------------------------------------------------------------------------------------------
 CNC Real Estate       7.0%        9/29/00          (B)         None            $    60,133           $   60,133       $     None

                                                    Beginning Balance           $    91,280

                                                      Additions during period:
                                                        New mortgage loans              -0-
                                                        Reduction during period:
                                                        Loans paid down              31,147
                                                        Loans foreclosed                  0

                                                    Ending Balance              $    60,133
                                                                                ============





(A) All  loans  are  first  mortgage  on  unimproved  property  in the  Southern California  area.
(B) All loans provide for level monthly  payments of principal and interest.



                                                       TMP INLAND EMPIRE V, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 1998

COLUMN A                  B              C                  D               E               F          G           H           I
------------------------------------------------------------------------------------------------------------------------------------


                                                     COSTS CAPITALIZED
                                                         SUBSEQUENT      Gross
                                                        TO ACQUISITION   amount at                                         Estimated
                                        Initial                 Carrying which Carried Accumulated  Date of       Date   Depreciable
Description of Assets  Encumbrances       Cost    Improvement    Cost    at Year-End   Depreciation Construction  Acquired      Life
------------------------------------------------------------------------------------------------------------------------------------
Unimproved land -
  Perris CA                 -0-        $   95,786        -0-   $   11,233  $  107,019       -0-           n/a       10/3/89     n/a
Unimproved land -
  Perris, CA                -0-            93,088        -0-       11,732     104,820       -0-           n/a       10/3/89     n/a
Unimproved land -
  Rialto, CA             18,531           490,180        -0-       76,578     566,758       -0-           n/a        6/8/90     n/a
Unimproved land -
  Adelanto, CA              -0-           287,351        -0-       35,576     322,927       -0-           n/a       5/25/90     n/a
Unimproved land -
  Adelanto, CA              -0-           490,593        -0-       61,238     551,831       -0-           n/a        3/8/90     n/a
Unimproved land -
  Victorville, CA           -0-           591,209        -0-      102,223     693,432       -0-           n/a       7/10/90     n/a
Unimproved land -
  Victorville, CA        16,442         1,090,017        -0-      124,807   1,214,824       -0-           n/a       3/12/90     n/a
Unimproved land -
  Victorville, CA           -0-           272,140        -0-       30,414     302,554       -0-           n/a       1/12/90     n/a
Unimproved land -
  Victorville, CA        16,356         1,204,302        -0-      169,722   1,374,024       -0-           n/a       2/20/90     n/a
Unimproved land -
  Victorville, CA        16,356           859,635        722      108,982     969,339       -0-           n/a       4/23/90     n/a
Unimproved land -
  Victorville, CA        16,356         1,107,264        -0-      137,156   1,244,420       -0-           n/a       4/16/90     n/a
Unimproved land -
  Victorville, CA        16,356           958,623        -0-      118,736   1,077,359       -0-           n/a       4/10/90     n/a
Unimproved land -
  Victorville, CA        16,356           138,751        -0-       41,749     180,500       -0-           n/a      11/26/91     n/a
                                         --------        ---      -------     ------       ----           ---

                      $ 116,753        $7,678,939        $722  $1,030,046  $8,709,807       -0-
                      =========        ==========        ====  ==========   =========       ===

Less valuation
allowance:                                                                 ($3,922,730)
                                                                           -----------
Net carrying value                                                          $4,787,077
                                                                            ==========

Reconciliation of
 carrying amount

Beginning balance                      $4,675,102

Additions
 Carrying Costs       $111,975
                      --------
  Total Additions                        111,975
Total Deductions                             -0-
                                        --------

Ending balance                        $4,787,077
                                      ==========

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     APRIL 15, 1999
     ------------------------

                    TMP Inland Empire V, Ltd.
                    A California Limited Partnership

                    By: TMP Investments, Inc., a California Corporation as Co-General Partner

                    By:     /S/ WILLIAM O PASSO
                       ---------------------------------------
                           William O. Passo, President

                    By:    /S/ ANTHONY W THOMPSON
                      ---------------------------------------
                          Anthony W. Thompson, Exec. VP


                    By: TMP Properties, a California General
                        Partnership as Co-General Partner

                    By:   /S/ WILLIAM O PASSO
                       ---------------------------------------
                        William O. Passo, General Partner

                    By:   /S/ ANTHONY W THOMPSON
                       ---------------------------------------
                        Anthony W. Thompson, General Partner

                    By:   /S/ SCOTT E MCDANIEL
                      ---------------------------------------
                       Scott E. McDaniel, General Partner