Form 10QSB
period 1999-03-31
TMP INLAND EMPIRE V LTD
filed 1999-05-14
CIK 885049

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period ended March 31, 1999
                           Commission File No. 0-19916

                            TMP INLAND EMPIRE V, LTD
                        A CALIFORNIA LIMITED PARTNERSHIP
           (Name of small business issuer as specified in its charter)


          CALIFORNIA                                      33-0368324
(State or other jurisdiction of           (I.R.S.  Employer Identification No.)
incorporation or organization)

                      801 North Parkcenter Drive, Suite 235
                           Santa Ana, California 92705
          (Address of principal executive offices, including Zip Code)

                                 (714) 836-5503
                (Issuer's telephone number, including area code)




Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Transitional Small Business Disclosure Format:____Yes__X__No

PART I  -  FINANCIAL INFORMATION

Item 1.           Financial Statements

The following financial statements are filed as a part of this form 10-QSB:

Balance Sheets as of March 31, 1999 and December 31, 1998, Statements of Income for the three months ended March 31, 1999, and 1998, Statements of Cash Flows for the three months ended March 31, 1999 and 1998.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 1999 and 1998 (b) the financial position at of March 31, 1999 and ( c) the cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Partnership's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership's Form 10-KSB.



                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets



                                             March 31,         December 31,
                                               1999                1998
                                           (unaudited)
                                           -----------         ------------
                                     Assets

Cash                                      $     7,695          $          445
Note Receivable (Note 9)                       50,173                  60,133
Prepaid Expenses                                   --                   3,268
Investment in Unimproved Land,
     net (Note 1)                           4,818,774               4,787,077
                                           ----------            ------------

         Total Assets                     $ 4,876,642          $    4,850,923
                                           ==========            ============

                        Liabilities and Partners Capital

Accounts Payable                          $     1,985          $       2,776
Due to Affiliates (Note 5)                    267,753                226,737
Property Taxes Payable (Note 10)              130,075                116,753
Franchise Tax Payable                             800                    800
Commission Payable to Affiliate (Note 6)        5,400                  5,400
Note Payable (Note 7)                         125,000                125,000
                                              -------            -----------

         Total Liabilities                    531,013                477,466
                                              -------            -----------

General  Partners                           (  45,724)              ( 45,446)
Limited Partners:  10,000 Equity Units
  Authorized and Outstanding                4,391,353              4,418,903
                                            ---------            -----------


         Total Partners Capital             4,345,629              4,373,457
                                            ---------            -----------

         Total Liabilities and
                 Partners Capital         $ 4,876,642          $   4,850,923
                                           ==========           ============













                 See Accompanying Notes to Financial Statements



                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (unaudited)


                                                Three Months Ended
                                            March 31           March 31
                                              1999               1998
                                              -----------------------

Income

     Interest                              $     1,310      $         --
                                            ----------       -----------

         Total Interest Income                   1,310                --

Expenses
     Accounting & Financial Reporting            8,910            9,220
     Outside Professional Services               5,884            6,000
     General  & Administrative                   5,075              437
     Interest                                    8,469             --
                                                 -----             ----

         Total Expenses                         28,338           15,657
                                            ----------       -----------

         Loss Before Income Taxes               27,028           15,657

     State Franchise Tax                           800              800
                                            ----------       -----------

         Net Loss                              $27,828      $    16,457
                                            ==========      ===========


Allocation of Net Loss  (Note 4):

General  Partners, in the Aggregate:       $      (278)     $      (165)
                                            ===========        =========

Limited Partners, in the Aggregate:        $   (27,550)     $   (16,292)
                                             =========       ===========

Limited Partners, per Equity Unit:         $     (2.75)     $     (1.62)
                                             =========       ==========













                 See Accompanying Notes to Financial Statements


                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)



                                                       Three Months Ended
                                                    March 31           March 31
                                                      1999               1998
                                                    --------------------------

Cash Flows from Operating Activities:

Net Loss                                           $ (27,828)        $(16,457)
Adjustments to Reconcile Net Loss to Net Cash
     Provided By Operating Activities:
       Increase (Decrease) in Due to Affiliates        41,016          (1,888)
       Decrease in Prepaid Expenses                     3,268              --
       Decrease in Accounts Payable                     (791)          (2,363)
       Increase in Property Taxes Payable              13,322           50,861
                                                     --------         --------

     Net Cash Provided By Operating Activities         28,987           30,153
                                                     --------         --------

Cash Flow from Investing Activities:

       Increase in Investment in Unimproved Land     (31,697)         (53,091)
                                                     --------         --------
     Net Cash Used In Investing Activities           (31,697)         (53,091)
                                                     --------         --------

Cash Flow from Financing Activities:

       Payments received from Note Receivable           9,960           10,498
                                                     --------         --------

Net Cash Provided By financing activities               9,960           10,498
                                                     --------         --------


Increase (Decrease) in Cash                             7,250         (12,440)

Cash, Beginning of Period                                 445           32,509
                                                     --------         --------

Cash , End of Period                                $   7,695        $  20,069
                                                     ========         ========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                 $     800         $    800
                                                     ========          =======

Cash Paid for Interest                              $   4,062         $  4,062
                                                     ========          =======

Other Disclosures:
See Note 6 for information on the Partnership's non-cash financial activities during the periods ended March 31, 1999 and 1998 See Accompanying Notes

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

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

Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

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

Income Taxes - The Partnership is treated as a general and limited partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

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

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 2 - Organization of the Partnership

The Partnership was originally formed with TMP Properties (A California General partnership) and TMP Investments, Inc. (A California Corporation) as the general partners. The partners' of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

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

Note 3 - Partners Contributions

The Partnership offered for sale 10,000 units at $1,000 each to qualified investors. As of December 31, 1990, all 10,000 units had been sold for total limited partner contributions of $10,000,000. There have been no contributions made by the general partners since its formation. As described in Note 1, syndication costs have been recorded as a reduction in partners' capital.

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

There were no distributions in 1999 or 1998.

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 5 - Agreements with PacWest

In March 1998, the General partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General partners; referred to as a "distribution fee" as defined by the Financing Agreement. Pursuant to a management, administrative, and consulting agreement (the Management Agreement), PacWest has acquired the General partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General partners.

In addition, PacWest agreed to loan and/or secure a loan for the Partnership the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. Portions of these funds were loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the General partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

PacWest, can, at their option, make additional advances with the agreement of the General partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General partners for such services over the past five years. As of March 31, 1999, the Partnership has an amount due of $267,753 to PacWest related to the aforementioned agreements.

Note 6 - Related Party Transactions

Syndication costs (see Notes 1 and 3) netted against partners' capital contributions include $1,000,000 of selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

Investment in unimproved land includes acquisition fees of $617,562 paid in prior years to TMP Properties, TMP Investments, Inc., and the General partners, for services rendered in connection with the acquisition of the properties.

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

At March 31, 1999, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31, 1998 the limited partners had not received such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 1999.

Note 7 - Note Payable

The Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 1, 1999. Interest accrues at 13% per annum payable in monthly installments of $1,354.17. As of March 31, 1999, $49,322 of interest has been paid and capitalized to Investment in Unimproved Land.

Note 8 - Restatement and Reissuance of 1997 financial statements

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

Note 9 - Note Receivable

The Partnership sold a parcel of land in 1996 and as part of the sale proceeds received a note for $141,000. The note is secured by a deed of trust and is due on September 1, 2002. Interest accrues at 7 percent per annum, and monthly payments of principal and interest of $3,000 began in August 1996. During the period ended March 31, 1999, approximately $1,300 of interest was received on this note receivable.

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 10 - Property Taxes Payable

Total property taxes payable at March 31, 1999 of $130,075 consists of $116,753 relating to property taxes payable for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. Payment plan amounts are due as follows:

       Year ending December 31, 2000         $ 29,544
       Year ending December 31, 2001           29,544
       Year ending December 31, 2002           29,544
       Year ending December 31, 2003           28,121
                                              -------
                                             $116,753
                                             ========


The remaining balance of property taxes payable is for current year taxes and was paid in April 1999.

Note 11 - Year 2000 Issue (unaudited)

Like other organizations and individuals around the world, the Partnership could be adversely affected if the computer systems it uses and those used by the Partnership's major customers and vendors do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Issue." Management is assessing its computer systems and the systems compliance issues of its major service providers. Based on information available to management, the Partnership's major customers and vendors are taking steps that they believe are reasonably designed to address the Year 2000 Issue with respect to computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient, and the failure of a timely completion of all necessary procedures could have a material adverse effect on the Partnership's operations. Management will continue to monitor the status of, and its exposure to, this issue.

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1999


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

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership's audited financial statements and notes thereto for the fiscal year ended December 31, 1998.

During the period from inception (November 16, 1989) through December 31, 1990, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. The Partnership sold the Kletka/Adelanto for a gross profit, net of all acquisition, carrying and selling costs, of $109,346. The sales price was $225,000, with the Partnership carrying a first trust deed of $155,000 with a maturity date of July 30, 1992. In July, 1992, the Partnership extended the maturity date of the note to July 30, 1993 in exchange for a $15,000 principal reduction on the note. In July 1993, the Partnership foreclosed on the note and subsequently resold the property in August, 1993 for $105,000. The resale resulted in a loss of $75,291, net of all carrying and selling costs. In total, the Partnership realized a profit of $34,055 on the sale and resale of the Kletka/Adelanto property.

Other revenues received during the fiscal years ended December 31, 1994-1998, consisted primarily of interest income earned on funds held, and income from the forfeiture by potential buyers of non-refundable escrow deposits.

In 1995, the Partnership sold 29 acres of the "Victorville 40" property for a loss of $561,841. The sale generated cash of $69,327 and a note for $141,000. Interest income from the note will provide some of the cash requirements of the Partnership.

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1999

The Partnership recognized a loss in 1996 due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California's real estate market.

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,922,730. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,82,361 of income due to appreciation in fair value of land. Pursuant to additional review by management and the predecessor accounting firm, it was determined that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, the predecessor independent accounting firm restated the 1997 financial statements on August 3, 1998 to reverse the appreciation in fair value of land.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended March 31, 1999 and 1998

Partnership revenues during the three periods ended March 31, 1999 and 1998 consisted primarily of interest income. No properties were sold during the periods presented.

Investing activities for the three months ended March 31, 1999 and 1998 used approximately $32,000 and $53,000 of cash, respectively; mainly for the carrying costs of the land held for investment. Financing activities for the three months ended March 31, 1999 and 1998 provided approximately $10,000, respectively from the paydown of the note receivable.

The Partnership had nine properties as of March 31, 1999 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Liquidity and Capital Resources

The Partnership has raised a total of $8,918,182, net of syndication costs, from the sale of limited partnership units. During the period from inception through December 31, 1995, the Partnership acquired a total of fourteen properties for all cash at a total expenditure of $8,891,712. The Partnership capitalized the acquisition costs of the property and direct carrying costs, such as interest and property taxes. The Partnership does not intend to acquire any additional properties. The remaining thirteen properties are being held for resale. Upon sale, if any, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

The Partnership procured a $125,000 loan in 1996 secured by certain partnership property.

The Partnership owns land in the Riverside and San Bernardino counties. That region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1999

In March, 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the general partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General partners. A portion of these funds were loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the General partners. However, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. PacWest is paid an annual fee of $11,520 for its administrative services.

Pursuant to the Financing Agreement, PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General partners.

The Partnership has no current plans to develop any of the properties. The 10 acres in Rialto are listed for sale.


RISK FACTORS

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates. As a result, computer systems and/or software used by organizations may need to be upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Partnership believes that its systems are compatible with Y2K applications, there can be no assurance that all partnership systems will function properly in all operating environments and on all platforms. The failure to comply with Y2K requirements by systems not designed by the Partnership may also have a material adverse effect on the Partnership's business, financial condition and results of operations. The Partnership has developed and implemented a plan to identify and address potential difficulties associated with Y2K issues and does not expect to expend any significant funds as a result of these issues.

                            TMP INLAND EMPIRE V, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1999

The Partnership utilizes a number of computer software programs and operating systems across its organization including applications used in financial business systems and various administrative functions. The Partnership has established an action plan for addressing Year 2000 issues. As a general matter, the Partnership is vulnerable to failures by third parties to address their own Year 2000 issues. The Partnership relies heavily upon third parties for financial services. There can be no assurance that the Partnership's suppliers and other third parties will adequately address their Year 2000 issues, and any such issues could have a material adverse affect upon the Partnership's financial condition and results of operation.

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

Date:  May 17, 1999

                        TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership


                        By: TMP Investments, Inc., A California Corporation as Co-General Partner


                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, President


                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Exec. Vice President



                        By: TMP Properties, A California General Partnership as Co-General Partner


                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, Partner


                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Partner

                                 By:       \s\ Scott E. McDaniel
                                       -------------------------------------
                                         Scott E. McDaniel Partner

                By:    JAFCO, Inc., A California Corporation
                                 as Chief Accounting Officer

                                 By:      \s\ John A. Fonseca
                                       -------------------------------------
                                          John A. Fonseca, President