Form 10QSB
period 1999-06-30
TMP INLAND EMPIRE V LTD
filed 1999-08-05
CIK 885049

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period ended June 30, 1999
                           Commission File No. 0-19916

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

Balance Sheets as of June 30, 1999 and December 31, 1998, Statements of Income for the three and six months ended June 30, 1999 and 1998, Statements of Cash Flows for the six months ended June 30, 1999, and 1998.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 1999 and 1998 (b) the financial position at of June 30, 1999 and (c) the cash flows for the six months ended June 30, 1999 and June 30, 1998. Interim results are not necessarily indicative of results for a full year.

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



                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets



                                                    June 30,       December 31,
                                                       1999              1998
                                                  (unaudited)
                                               --------------      ------------
                                     Assets

Cash                                           $      1,620       $        445
Note Receivable (Note 8)                             44,004             60,133
Prepaid Expenses                                         --              3,268
Investment in Unimproved Land, net (Note 1)       4,852,037          4,787,077
                                               ------------       ------------

     Total Assets                              $  4,897,661       $  4,850,923
                                               ============       ============

                        Liabilities and Partners Capital

Accounts Payable                               $      2,608       $      2,776
Due to Affiliates (Note 5 and 6)                    329,980            226,737
Property Taxes Payable (Note 9)                     116,753            116,753
Franchise Tax Payable                                   800                800
Commission Payable to Affiliate (Note 6)              5,400              5,400
Note Payable (Note 7)                               125,000            125,000
                                               ------------       ------------

     Total Liabilities                              580,541            477,466

General Partners                                    (46,009)           (45,446)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding                      4,363,129          4,418,903
                                               ------------       ------------


    Total Partners Capital                        4,317,120          4,373,457
                                               ------------       ------------

    Total Liabilities and Partners Capital     $  4,897,661       $  4,850,923
                                               ============       ============













                 See Accompanying Notes to Financial Statements




                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (unaudited)


                                                      Three Months Ended
                                                  June 30           June 30
                                                    1999              1998
                                               ------------       ----------

Income
     Interest                                  $        561       $        928
                                               ------------       ------------

Total Income                                            561                928
                                               ------------       ------------

Expenses
     Accounting & Financial Reporting                10,212              2,838
     Outside Professional Services                    5,699              6,264
     General  & Administrative                        4,128              9,752
     Interest                                         9,030              1,220
                                               ------------       ------------

Total Expenses                                       29,069             20,074
                                               ------------       ------------

Loss Before Taxes                                   (28,508)           (19,146)

     State Franchise Tax                                  0                  0
                                               ------------       ------------


Net Loss                                       $    (28,508)      $    (19,146)
                                               ============       ============


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:       $       (285)      $       (191)
                                               ============       ============

     Limited Partners, in the Aggregate:       $    (28,223)      $    (18,955)
                                               ============       ============

     Limited Partners, per Equity Unit:        $      (2.82)      $      (1.89)
                                               ============       ============













                 See Accompanying Notes to Financial Statements




                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (unaudited)


                                                      Six Months Ended
                                                  June 30           June 30
                                                    1999               1998
                                             ------------       ------------

Income
     Interest                                $      1,871       $        928
                                             ------------       ------------

Total Income                                        1,871                928
                                             ------------       ------------

Expenses
     Accounting & Financial Reporting              19,121             12,058
     Outside Professional Services                 11,584             12,264
     General  & Administrative                      9,204             10,189
     Interest                                      17,499              1,220
                                             ------------       ------------

Total Expenses                                     57,408             35,731
                                             ------------       ------------

Loss Before Taxes                                 (55,537)           (34,803)

     State Franchise Tax                              800                800
                                             ------------       ------------

Net Loss                                     $    (56,337)       $   (35,603)
                                             ============       ============


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:     $      (563)       $       (356)
                                             ============       ============

     Limited Partners, in the Aggregate:     $   (55,774)       $    (35,247)
                                             ============       ============

     Limited Partners, per Equity Unit:      $     (5.58)       $      (3.52)
                                             ============       ============













                 See Accompanying Notes to Financial Statements



                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)



                                                          Six Months Ended
                                                       June 30        June 30
                                                         1999           1998
                                                   ------------   ------------

Cash Flows from Operating Activities:

Net Loss                                           $    (56,337)   $   (35,603)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided By Operating Activities:
     Increase in Due to Affiliates                      103,243         61,314
     Decrease in Prepaid Expenses                         3,268              0
     (Decrease) Increase in Accounts Payable               (168)        10,117
     Increase in Property Taxes Payable                       0         21,254
                                                   ------------   ------------

       Net Cash Provided By Operating Activities         50,006         57,082

Cash Flows from Investing Activities:

     Increase in Investment in Unimproved Land          (64,960)       (97,732)
                                                   ------------   ------------
       Net Cash Used In Investing Activities            (64,960)       (97,732)

Cash Flows from Financing Activities:

     Payments received from Note Receivable              16,129         15,571
                                                   ------------   ------------

        Net Cash Provided By financing activities        16,129         15,571
                                                   ------------   ------------

Increase (Decrease) in Cash                               1,175        (25,079)

Cash, Beginning of Period                                   445         32,509
                                                   ------------   ------------

Cash, End of Period                                $      1,620   $      7,430
                                                   ============   ============

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                $        800   $        800
                                                   ============   ============

Cash Paid for Interest                             $      8,125   $      8,125
                                                   ============   ============






                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

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

The Partnership originally acquired fourteen separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. A portion of one parcel was sold in 1992 and the proceeds were retained for working capital. During 1993, the Partnership foreclosed on property underlying a note receivable and subsequently sold the property. During 1995, the Partnership sold a portion of one parcel.

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

Note 5 - Agreements with PacWest

In March 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the general partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement. Pursuant to a management, administrative, and consulting agreement (the Management Agreement), PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners.

In addition, PacWest has agreed to loan and/or secure a loan for the Partnership the ten other related TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of June 30, 1999, the Partnership has an amount due of approximately $323,000 to PacWest related to the aforementioned agreements.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

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

At June 30, 1999, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of June 30, 1999 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

Approximately $7,000 of property service fees were paid by an affiliated partnership, TMP Inland Empire VI, Ltd. on behalf of the Partnership during the six-month period ended June 30, 1999. This obligation is included in Due to Affiliates on the Balance Sheet as of June 30, 1999.

See Note 5 regarding information on management of the Partnership during 1999.

Note 7 - Note Payable

The Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 1, 1999. Interest accrues at 13% per annum payable in monthly installments of $1,354.17. The note is currently in the process of being extended to a new interest rate of 12%. As of June 30, 1999, $53,385 of interest has been paid and capitalized to investment in unimproved land.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

Note 8 - Note Receivable

The Partnership sold a parcel of land in 1996 and as part of the sale proceeds received a note for $141,000. The note is secured by a deed of trust and is due on September 1, 2002. Interest accrues at 7 percent per annum, and monthly payments of principal and interest of $3,000 began in August 1996. During the six month period ended June 30, 1999, approximately $1,860 of interest was received on this note receivable.

Note 9 - Property Taxes Payable

Property taxes payable at June 30, 1999 of $116,753 relates to property taxes payable for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for payment of 25% of the balance due to be paid in April 2000, and 33%, 50% and 100% in subsequent years. Approximate amounts due are as follows:

       April 10, 2000                        $ 29,544
       April 10, 2001                          29,544
       April 10, 2002                          29,544
       April 10, 2003                          28,121
                                              -------
                                             $116,753
                                             ========

These amounts will increase annually as interest accrues at a rate of 1.5% on the balance due.

Note 10 - Year 2000 Issue (unaudited)

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999


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

Results of Operations
---------------------

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership's audited financial statements and notes thereto for the fiscal year ended December 31, 1998.

During the period from inception (November 16, 1989) through December 31, 1990, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. The Partnership sold the Kletka/Adelanto for a gross profit, net of all acquisition, carrying and selling costs, of $109,346. The sales price was $225,000, with the Partnership carrying a first trust deed of $155,000 with a maturity date of July 30, 1992. In July 1992, the Partnership extended the maturity date of the note to July 30, 1993 in exchange for a $15,000 principal reduction on the note. In July 1993, the Partnership foreclosed on the note and subsequently resold the property in August 1993 for

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999

$105,000. The resale resulted in a loss of $75,291, net of all carrying and selling costs. In total, the Partnership realized a profit of $34,055 on the sale and resale of the Kletka/Adelanto (Adelanto 10) property.

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

In compliance with Statement of Financial Accounting Standards No. 121-Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,922,730. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,82,361 of income due to appreciation in fair value of land. Pursuant to additional review by management and the predecessor accounting firm, it was determined that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, the predecessor independent accounting firm restated the 1997 financial statements on August 3, 1998 to reverse the appreciation in fair value of land.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended June 30, 1999 and 1998
--------------------------------------------

Partnership revenues during the six periods ended June 30, 1999 and 1998 consisted primarily of interest income. No properties were sold during the periods presented.

Investing activities for the six months ended June 30, 1999 and 1998 used approximately $65,000 and $98,000 of cash, respectively; mainly to pay development and carrying costs of the land held for investment. Financing activities for the six months ended June 30, 1999 and 1998 provided approximately $16,000 and $15,600, respectively from the paydown of the note receivable.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999

Total expenses for the three months ended June 30, 1999 compared with the three months ended June 30, 1998, increased by approximately $8,995, or 31%, due primarily to the increase in Accounting and Financial Reporting and Interest Expense. Accounting and financial reporting recognizes the costs associated with the enhancing of accounting and financial functions provided pursuant to the Management Agreement. Interest Expense increased by approximately $7,810 or 86% pursuant to the Financing Agreement with PacWest entered into April 1, 1998. General and Administrative costs decreased during the period by $5,624 due to certain services provided during the period ended June 30, 1998 by PacWest pursuant to the Management Agreement that were not necessary during the same period in 1999.

Total expenses for the six months ended June 30, 1999 compared with the six months ended June 30, 1998, increased by approximately $21,700, or 38%, due primarily to the increase in accounting and financial reporting and interest expense. Accounting and financial reporting recognizes the costs associated with the enhancing of accounting and financial functions provided pursuant to the Management Agreement. Interest Expense increased by approximately $16,300 or 93% pursuant to the Financing Agreement with PacWest entered into April 1, 1998and therefore only three months of interest expense was incurred during the period ended June 30, 1998.

A decrease of $3,268 or 100% was incurred relating to Prepaid Expenses due to the requirement of certain vendors requesting prepayment of their fees during 1998 for 1999 services. No such request was made during the period ended June 30, 1999.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest.

The Partnership had nine properties as of June 30, 1999 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Liquidity and Capital Resources
-------------------------------

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999

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

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999

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

The Partnership has not spent a material amount of financial resources to remediate. Year 2000 problems and does not anticipate that it will spend a material amount of financial resources to remediate Year 2000 problems in the future. The costs of such remediation will be part of the Partnership's general and administrative expenses.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 2, 1999

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



               By: TMP Properties, A California General Partnershi as Co-General Partner


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