Form 10QSB
period 1999-09-30
TMP INLAND EMPIRE V LTD
filed 1999-11-10
CIK 885049

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                For the Quarterly Period ended September 30, 1999
                           Commission File No. 0-19916

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

Balance Sheets as of September 30, 1999 and December 31, 1998, Statements of Income for the three and nine months ended September 30, 1999 and 1998, Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 1999 and 1998 (b) the financial position at of September 30, 1999 and (c) the cash flows for the nine months ended September 30, 1999 and September 30, 1998. Interim results are not necessarily indicative of results for a full year.

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



                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets



                                                 September 30,      December 31,
                                                     1999               1998
                                                  (unaudited)          ______
                                                -------------
                                    Assets

Cash                                             $      4,659       $       445
Note Receivable (Note 8)                               35,726            60,133
Prepaid Expenses                                          730              3,268
Investment in Unimproved Land, net (Note 1)         4,874,664         4,787,077
                                                  ------------      ------------

     Total Assets                                $  4,915,779       $  4,850,923
                                                  ============      ============

                        Liabilities and Partners Capital

Accounts Payable                                 $      2,738       $     2,776
Due to Affiliates (Note 5 and 6)                      357,960           226,737
Property Taxes Payable (Note 9)                       129,873           116,753
Franchise Tax Payable                                     800               800
Commission Payable to Affiliate (Note 6)                5,400             5,400
Note Payable (Note 7)                                 125,000           125,000
                                                 ------------       ------------

     Total Liabilities                                621,771           477,466

General Partners                                      (46,241)          (45,446)
Limited Partners: 10,000 Equity Units
Authorized and Outstanding                          4,340,249         4,418,903
                                                 ------------       ------------


    Total Partners Capital                          4,294,008         4,373,457
                                                 ------------       ------------

    Total Liabilities and Partners Capital       $  4,915,779       $ 4,850,923
                                                 ============       ============













                 See Accompanying Notes to Financial Statements




                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (unaudited)


                                                        Three Months Ended
                                                  September 30      September 30
                                                        1999               1998
                                                 ------------       ------------

Income
     Interest                                    $        722       $     1,280
                                                 ------------       ------------

Total Income                                              722             1,280
                                                 ------------          ---------

Expenses
     Accounting & Financial Reporting                   4,626            12,350
     Outside Professional Services                      5,418            12,967
     General  & Administrative                          4,273            21,413
     Interest                                           9,518               966
                                                 ------------       ------------

Total Expenses                                         23,835            47,696
                                                 ------------       ------------

Loss Before Taxes                                     (23,113)          (46,416)

     State Franchise Tax                                    0                 0
                                                 ------------       ------------


Net Loss                                         $    (23,113)      $   (46,416)
                                                 ============       ============


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:         $       (231)      $      (464)
                                                 ============       ============

     Limited Partners, in the Aggregate:         $    (22,882)      $   (45,952)
                                                 ============       ============

     Limited Partners, per Equity Unit:          $      (2.29)      $     (4.60)
                                                 ============       ============













                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (unaudited)


                                                        Nine Months Ended
                                                September 30        September 30
                                                    1999               1998
                                                ------------       ------------

Income
     Interest                                   $      2,593       $      2,208
                                                ------------        ------------

Total Income                                           2,593              2,208
                                                ------------           ---------

Expenses
     Accounting & Financial Reporting                 23,747             24,409
     Outside Professional Services                    18,041             25,231
     General  & Administrative                        12,437             31,601
     Interest                                         27,017              2,186
                                                ------------       ------------

Total Expenses                                        81,242             83,427
                                                ------------       ------------

Loss Before Taxes                                    (78,649)           (81,219)

     State Franchise Tax                                 800                800
                                                ------------       ------------

Net Loss                                        $    (79,449)      $    (82,019)
                                                ============        ============


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:        $       (795)      $       (820)
                                                ============        ============

     Limited Partners, in the Aggregate:        $    (78,654)      $    (81,199)
                                                ============       ============

     Limited Partners, per Equity Unit:         $      (7.87)       $     (8.12)
                                                ============        ============













                 See Accompanying Notes to Financial Statements



                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)



                                                         Nine Months Ended
                                                 September 30       September 30
                                                       1999               1998
                                                 ------------       ------------

Cash Flows from Operating Activities:

Net Loss                                         $    (79,449)      $   (82,019)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided By Operating Activities:
     Increase in Due to Affiliates                    131,223           126,387
     Decrease (Increase) in Prepaid Expenses            2,538            (6,942)
     (Decrease) Increase in Accounts Payable              (38)            4,364
     Increase in Property Taxes Payable                13,120            23,234
                                                 ------------       ------------

       Net Cash Provided By Operating Activities       67,394             65,024

Cash Flows from Investing Activities:

     Increase in Investment in Unimproved Land        (87,587)         (117,726)
                                                 ------------       ------------
       Net Cash Used In Investing Activities          (87,587)         (117,726)

Cash Flows from Financing Activities:

     Payments received from Note Receivable            24,407            23,291
                                                 ------------       ------------

      Net Cash Provided By financing activities        24,407            23,291
                                                 ------------       ------------

Increase (Decrease) in Cash                             4,214           (29,411)

Cash, Beginning of Period                                 445            32,509
                                                 ------------       ------------

Cash, End of Period                              $      4,659       $     3,098
                                                 ============       ============

Supplemental Disclosure of Cash Flow
Information:

Cash Paid for Taxes                              $        800       $       800
                                                 ============       ============

Cash Paid for Interest                           $      3,854       $     4,479
                                                 ============       ============

                 See Accompanying Notes to Financial Statements
                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements
                   For the Six Months Ended September 30, 1999
                                   (Unaudited)

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

The Partnership originally acquired ten separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. A portion of one parcel was sold in 1992 and the proceeds were retained for working capital. During 1993, the Partnership foreclosed on property underlying a note receivable and subsequently sold the property. During 1995, the Partnership sold a portion of one parcel and received a note for $141,000.

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

There were no distributions in 1999 or 1998

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements
                   For the Six Months Ended September 30, 1999
                                   (Unaudited)

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

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of September 30, 1999, the Partnership has an amount due of approximately $358,000 to PacWest related to the aforementioned agreements.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements
                   For the Six Months Ended September 30, 1999
                                   (Unaudited)

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

At September 30, 1999, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of September 30, 1999 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

Approximately $7,000 of property service fees were paid by an affiliated partnership, TMP Inland Empire VI, Ltd. on behalf of the Partnership during the six-month period ended June 30, 1999. This obligation is included in Due to Affiliates on the Balance Sheet as of September 30, 1999.

See Note 5 regarding information on management of the Partnership during 1999.

Note 7 - Note Payable

The Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note was originally due on August 1, 1999, but the Partnership paid an extension fee of approximately $5,400 to extend the due date of the note until August 2, 2002. The interest rate was reduced from 13% to 12% per annum and is payable in monthly installments of $1,250. As of September 30, 1999, $57,239 of interest has been paid and capitalized to investment in unimproved land.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                   For the Six Months Ended September 30, 1999
                                   (Unaudited)

Note 8 - Note Receivable

The Partnership sold a parcel of land in 1995 and as part of the sale proceeds received a note for $141,000. The note is secured by a deed of trust and is due on September 1, 2002. Interest accrues at 7 percent per annum, and monthly payments of principal and interest of $3,000 began in August 1996. During the nine month period ended September 30, 1999, approximately $2,600 of interest was received on this note receivable.

Note 9 - Property Taxes Payable

A portion of the property taxes payable of $129,873 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for payment of 25% of the balance due to be paid in April 2000, and 33%, 50% and 100% in subsequent years. The additional liability relates to current property taxes that will be paid in December 1999. Approximate amounts due on the payment plan are as follows:

       April 10, 2000                        $ 29,544
       April 10, 2001                          29,544
       April 10, 2002                          29,544
       April 10, 2003                          28,121
                                             --------
                                             $116,753
                                             ========


These amounts will increase annually as interest accrues at a rate of 1.5% on the remaining balance.

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                  For the Nine Months Ended September 30, 1999


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

Fiscal Quarters Ended September 30, 1999 and 1998

Partnership revenues during the six periods ended September 30, 1999 and 1998 consisted primarily of interest income. No properties were sold during the periods presented.

Investing activities for the nine months ended September 30, 1999 and 1998 used approximately $88,000 and $118,000 of cash, respectively; mainly to pay development and carrying costs of the land held for investment. Financing activities for the nine months ended September 30, 1999 and 1998 provided approximately $24,000 and $23,000, respectively from the payments received on the note receivable.

Total expenses for the three months ended September 30, 1999 compared with the three months ended September 30, 1998, decreased by approximately $24,000, or 50%, due primarily to the decrease in Accounting and Financial Reporting, Outside Professional Services and General & Administrative Expenses. These decreases were partially offset by an increase in Interest Expense of approximately $8,600 or 90% pursuant to the Financing Agreement with PacWest entered into April 1, 1998. Continuity and experience with the internal accounting staff and external accountant reviews is the explanation for the decrease in Accounting and Financial Reporting. Outside Professional Services decrease is due to certain insurance and investor relation expenses incurred during 1998 yet not in 1999. General and Administrative costs decreased during the period by $17,140 due to certain services provided during the period ended September 30, 1998 by PacWest pursuant to the Management Agreement that were not necessary during the same period in 1999.

Total expenses for the nine months ended September 30, 1999 compared with the three months ended September 30, 1998, decreased by approximately $2,000, or 3%, due primarily to the decrease in Accounting and Financial Reporting, Outside Professional Services and General & Administrative Expenses. These decreases were partially offset by an increase in Interest Expense of approximately $24,800 or 92% pursuant to the Financing Agreement with PacWest entered into April 1, 1998 and therefore only six months of interest expense was incurred during the nine month period ended September 30, 1998. Continuity and experience with the internal accounting staff and external accountant reviews is the explanation for the decrease in Accounting and Financial Reporting. Outside Professional Services decrease is due to certain insurance and investor relation expenses incurred during 1998 yet not in 1999. General and Administrative costs decreased during the period by $19,164 due to certain services provided during the period ended September 30, 1998 by PacWest pursuant to the Management Agreement that were not necessary during the same period in 1999.

A decrease of $2,538 was incurred relating to Prepaid Expenses due to the requirement of certain vendors requesting prepayment of their fees during 1998 for 1999 services. No such request was made during the period ended September 30, 1999.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest.

The Partnership had nine properties as of September 30, 1999 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

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

Date:  October 15, 1999

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