Form 10KSB
period 1999-12-31
TMP INLAND EMPIRE V LTD
filed 2000-03-31
CIK 885049

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1999

[  ]     Transition report pursuant to  Section 13 or 15 (d) of  the  Securities
         Exchange act of 1934 (No Fee Required). For the transition from __to___


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

                                 (714) 836-5503
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                         ------------------------------
N/A                                                     N/A

Securities registered under Section 12 (g) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                         ------------------------------
Units of Limited Partnership Interest                  N/A

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. Yes [] No [X ]

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

TMP INLAND EMPIRE V, LTD., a California Limited Partnership (the "Partnership"), was formed in November 1989, of which TMP Investments, Inc., a California corporation, and TMP Properties, a California general partnership, are the general partners (the "General Partners"). The Partnership was formed to acquire, from nonaffiliated persons, parcels of unimproved real property (the "Properties") located primarily in Riverside and San Bernardino County, California. Some of the Properties are or will be planned, zoned and mapped for single family residential purposes, while others are or will be planned, zoned and mapped for commercial or industrial uses. Actions by the Partnership to obtain the desired general/specific plan, zoning and parcel/tract map changes by or approvals of governmental entities and to subdivide and site plan, are commonly referred to as "pre-development."

The Properties will be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof either alone or in conjunction with a joint venture partner. If the Properties or portions thereof are developed, the Partnership intends to hold and manage the same for the production of income until such time that they determine a sale would be in the best interests of the Partnership and its limited partners (the "Limited Partners"). Upon the sale of the last property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership's Agreement(the"Partnership Agreement"), the Partnership will be dissolved.

TMP Inland Empire V, Ltd., has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the partners in the Partnership are governed by the Partnership's Agreement. The following statements concerning the Partnership Agreement are qualified in their entirety by the reference to the Partnership Agreement, which has been filed as an Exhibit to this Form 10-KSB in prior years.

DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units ("Unit(s)")for all cash in multiples of $1,000 per Unit. A total of 10,000 Units are outstanding and it is not anticipated that any additional Units will be issued in the future. Outstanding Units are fully paid and non-assessable.

THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the management and control of all aspects of the business of the Partnership. On April 1, 1998, PacWest Inland Empire, LLC ("PacWest"), a California Limited Liability Company, entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. The General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances, affiliates of the General Partners, as they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the then outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership's business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

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

The Partnership Agreement provides that the Limited Partners shall not be bound by, or is personally liable for, the expenses, liabilities, or obligations of the Partnership.

TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See "Transferability of Units," below.) The contingencies whereby the Partnership may be dissolved are as follows:

     1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the Partnership's business and elect, by consent, one or more new General Partners to continue its business;

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

Each Unit shall have equal voting rights.

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

DISTRIBUTIONS, NET INCOME AND NET LOSS

ALLOCATION OF NET INCOME AND NET LOSS FROM OPERATIONS. Until such time that all Limited Partners have received allocations of net income from the Partnership equal to a 6% cumulative, but not compounded, preferred return on adjusted Capital Contributions (the "Preferred Return"), Net Income shall be allocated 99% to all Units, which will be further allocated among such Units on a pro rata basis, and 1% to the General Partners. Until such time that all Limited Partners have received Distributions equal to their Capital Contributions plus their Preferred Return, Net Losses shall be allocated 99% to all Units, allocated among them on a pro rata basis, and 1% to the General Partners. Thereafter, Partnership Net Income, Net Loss, and all items of Partnership deduction and credit shall be allocated 15% to the General Partners and 85% to all Limited Partners, pro rata, according to the number of Units owned. The foregoing allocations are subject to certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"), as set forth in Section 4.5 of the Partnership Agreement.

ALLOCATION OF PROFITS AND LOSSES ON SALES OF PROPERTY. Profits and Losses on Sales of Property are allocated as set forth in Section 4.5(f) and 4.5(g), respectively, of the Partnership Agreement.

DISTRIBUTIONS. Distributions of Distributable Cash from Operations, if any, will be made annually within 90 days after the end of the Partnership's fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative Distributions in an amount equal to their Capital Contributions plus their unpaid Preferred Return, after which time Distributions of Distributable Cash from Operations shall be allocated 85% to the Limited Partners and 15% to the General Partners. Except for Distributions on Dissolution described in Section 8.2 of the Partnership
Agreement, Distributions of Cash from Sale or Refinancing of Partnership Properties shall be distributed to the Partners at such times as the General Partners shall determine in the same manner as Distributions of Distributable Cash from Operations. The General Partners have the right to use Cash from the Sale or Refinancing of Partnership Properties to pay seller financed debt without making a Distribution to Partners; provided, however, that sufficient funds, if available, shall be distributed to the Limited Partners to pay any resulting state or federal income tax, assuming that all such Limited Partners are in a 28% tax bracket.

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

The purchase of property to be developed or constructed is subject to more risks than is involved in the purchase of property with an operating history. In the event the General Partners decide to develop the Properties, the Partnership will be subject to the risk that there may be unanticipated delays in, or increases in costs of, development and construction as a result of factors beyond the control of the General Partners. These factors may include, among others, strikes, adverse weather, material shortages, and increases in the cost of labor and materials. Such factors can result in the increased cost of a project and corresponding depletion of the Partnership's working capital and reserves, or loss of the Partnership's investment as a result of foreclosure by a construction or other lender. Additional risks may be incurred where the Partnership makes periodic progress payments or other advances to the builders prior to completion of the construction. It should also be noted that the development of unimproved real property is a time-consuming process that often involves governmental approval of site and development plans, environmental studies and reports, traffic studies, and similar items.

The Partnership may enter into joint ventures in order to accomplish the development of the Properties. Such transactions may create risks not otherwise present, such as the joint venture's investment objectives may be inconsistent with the investment objectives of the partnership.

If the Partnership develops the Properties, either alone or in conjunction with joint venture partners, construction arrangements will be made at that time. As of the date of this Form 10-KSB, no arrangements have been entered into or negotiated with any person for the development of any of the Properties.

If the Partnership requires a loan to finance pre-development or development activities, or to pay off or refinance an existing loan on a given property, the availability and cost of such a loan is uncertain due to money market fluctuations. The General Partners are unable to predict the effects of such fluctuations on the Partnership. Money market conditions, which may exist if and when the Partnership seeks to obtain any financing with respect to the Partnership for development or other purposes, may make such financing difficult or costly to obtain and may have an adverse effect on the Partnership's ability to develop the Properties. Additionally, such conditions may also adversely affect the ability of the Partnership to sell the Properties when a sale is determined to be in the best interests of the Partnership, and may affect the terms of any such sale.

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

GOVERNMENTAL POLICIES

The Partnership's pre-development and development plans for the Properties, as well as the value of the Properties, are dependent in large part on governmental action. the following is a partial list of some, but not all, of the potential problems that could arise due to governmental action or inaction.

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

PROPERTY TAX REFORM AND RENT CONTROL. Statewide property tax reform has reduced real property taxes in California. However, subsequently enacted statewide implementing legislation may cause real property taxes in California to increase at a more rapid rate than previously experienced and legislation enacted in certain municipalities in response to the statewide reform requires owners of real property to pass through property tax saving to residential and certain commercial tenants by various means, including rent reduction. It is also possible that legislation at the state or local level may be enacted in California, which may include some form of rent control applicable to the Partnership. In addition, certain fees and charges associated with the acquisition and ownership of real property in California have been increased to offset decreases in local revenue resulting from the property tax reduction.

OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums, changes in general or specific plans, down-zoning of the Properties or unanticipated environmental regulation and special assessment district development fees could impair the value of the Properties.

ENVIRONMENTAL

The Partnership may be required in certain instances to obtain environmental impact, biological impact or other similar reports prior to development of the Properties. Such reports may indicate conditions which make it more expensive (or in rare cases, impossible) to develop a Property in a manner anticipated by the Partnership, or may cause delays in the development of a Property. If hazardous materials contaminate a Property, the Partnership could incur substantial clean up costs under federal, state and local laws, which could adversely affect the investment results of the Partnership.

The General Partners know of no environmental conditions on the Properties that would adversely affect the investment results of the Partnership.

EMPLOYEES

The Partnership has no employees. Management of the Partnership is provided by the General Partners.

ITEM 1(D).        FOREIGN OPERATIONS

The Partnership has no foreign operations in foreign countries.

ITEM 2.  PROPERTIES

The Partnership acquired for cash, free of monetary encumbrances, a total of fourteen properties, some of which consist of more than one parcel. All of the Properties are in the area of Southern California known as the "Inland Empire." While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Murrieta (formerly Rancho California) on the south.

Included in this area are the communities of Perris, Sun City, Moreno Valley, Riverside, Beaumont, San Jacinto, Palm Desert, Murrieta (formerly Rancho California) and Elsinore in Riverside County, and Fontana, Rialto, Rancho Cucamonga, Ontario, San Bernardino Highlands and Chino in San Bernardino County.

The Properties are unimproved and presently produce no operating income. It is possible that future economic conditions, governmental actions or other factors may deter or prevent the Partnership from pre-developing or developing the Properties. In such event, the potential profitability, if any,with respect to the Properties would be dependent upon appreciation of the Properties and the Partnership's ability to refinance and sell the same. There can be no assurance that the Properties, even if developed by the Partnership, can be operated or ultimately sold for a profit.


The Partnership owns or has owned the following properties:

                        Date        Purchase           Date              Sales
Property                Purchased     Price            Sold              Price
--------                ---------     -----            ----              -----
Perris 4.85 & 4.09       10-03-89    $     87,000       *                 *
                         10-03-89    $     82,000       *                 *
Rialto 10                06-08-90    $    452,000       *                 *
Adelanto 10**            11-07-89    $     90,000     07-25-90         $220,000
Adelanto 40              03-08-90    $    450,000       *                 *
Victorville 7            07-10-90    $    543,900       *                 *
Victorville 10           03-12-90    $  1,000,000       *                 *
Victorville 40****  *    01-12-90    $    870,000     11-22-95         $241,000
Victorville 10***    *   11-26-91    $    181,000     03-09-92         $ 52,830
Victorville 76.97        02-20-90    $  1,100,500       *                 *


                        Date        Purchase           Date              Sales
Property                Purchased     Price            Sold              Price
--------                ---------     -----            ----              -----
Victorville 64           04-10-90    $    864,000       *                 *
Victorville 75           04-16-90    $  1,012,000       *                 *
Victorville 63.41        04-23-90    $    768,000       *                 *
Adelanto 4.49            05-25-90    $    260,000       *                 *

*    These Properties are owned by the Partnership as of December 31, 1999
**   Seller first trust deed was foreclosed on and property subsequently resold.
***  An  easement   was  sold to Southern California Edison and the Partnership retained 6.97 acres.
**** 29 acres were sold.

PERRIS 4.85 & 4.09. These two Properties are contiguous parcels located at the northwest corner of the intersection of Ethanac Road and Sophie Street in the County of Riverside. The Properties consist of approximately 4.85 and 4.09 acres. The southeast corners of the Properties abut the City of Perris City limits.

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

Currently there is well water, electricity and septic tank sewage available to the properties. It is anticipated that a Community Facilities District will be formed which will provide water service, sewer and paved roads. Current zoning is rural residential. The properties are expected to be listed for sale in the first quarter of 2000.

RIALTO 10. In place of the Perris 18 parcel discussed in the Offering Circular, the Partnership purchased the Rialto 10 parcel, a 10 acre parcel zoned for Industrial. The property is located at Tamarind and Alder, north of Baseline and south of Highland. Current zoning is industrial. The property is listed for sale for $650,000.

The expansion for the Rialto Airport to the property across the street as well as FAA funding for the project have been approved and completed.

ADELANTO 40. This approximately 40 net acre parcel is located at the southwest corner of Air Base Road and Beaver Street in the City of Adelanto. When this property was purchased it was zoned R-1 (single family residential). Due to a General Plan Amendment it is now zoned Light Manufacturing and M-1(manufacturing industrial). The City has, from its own funds, paved Air Base Road to within 1/4 mile of the property. The property is expected to be listed for sale by Q4 2000.

VICTORVILLE 7 & 10. These two Properties of approximately seven acres and ten acres, occupy the Southwest and Northwest corners of Mojave Drive and Amethyst in the City of Victorville.

The properties are currently both zoned C-2, general commercial, and utilities and sewer are currently approximately one mile to the east. A community Facilities District has been formed and sewer, water and electricity brought to the Properties. Mojave Drive is now a four lane paved road through Victorville from Interstate 15 to Highway 395. The seven-acre parcel has all offsite improvements completed.

One of these properties is expected to be listed for sale by Q4 2000.

VICTORVILLE 40. This property actually consists of two 20-acre parcels separated by an intervening property but both having frontage of Mesa Linda Street in the City of Victorville. Approximately eleven acres are zoned commercial and approximately twenty-nine acres are zoned residential (4 units per acre).

Sewer, water and electricity is currently approximately 2.5 miles to the east along Mojave Road, and the Community Facilities District, which will bring those amenities to the Property, has already been formed and approved by the City Council of Victorville, and construction plans are substantially completed.

In November 1995, the Partnership sold 29 acres for $241,000, retaining 11 acres that have are C-2 (commercial)

VICTORVILLE 10. This 10-acre parcel is zoned residential and is located on Seneca Road west of Mesa Linda. It is also in the previously mentioned Victorville Community Facilities District, which will, when funded, bring sewer, water and electricity to the edge of the Property. In March 1992, the Partnership sold approximately 3 acres for $52,830 to Southern California Edison. The property currently consists of 6.94 acres. This property is expected to be listed for sale in 2000.

VICTORVILLE 76.97, 64, 75, AND 63.41. These four Properties are all contiguous from El Evado Road to Amethyst fronting on Rancho Road in the City of Victorville. The Properties actually consist of a full one-half section (320 acres), but approximately 40 acres are lost to a Southern California Edison easement. There is a specific plan on the property that consists of 1142 residential lots, 274 apartment units, and an office/light industrial overlay for 186 residential lots. A federal prison is to be housed at George Air Force Base bringing about 500 jobs to the area. The first phase of the prison is complete.

All utilities are currently available at the eastern border of the property and Rancho Road is a fully improved paved road fronting the entire property.

ADELANTO 4.49. The Adelanto 4.49 parcel, located on the northwest corner of Yucca and Bellflower, is currently zoned Industrial. This property is expected to be listed for sale in 2000.

ITEM 3.  LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 1999, there were approximately 932 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1995 - 1999.

CASH DISTRIBUTIONS

There were no cash  distributions  during the years  ended  December  31, 1995 -
1999.

A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 "Business", under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6. FINANCIAL INFORMATION

SELECTED FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1995 - 1999, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                        (Not Covered By Auditor's Report)


                       1999          1998        1997        1996       1995
                    ----------   -----------  ---------   ---------   --------
Income -
Sale of Property    $       -    $      -    $       -   $        -  $  241,000

Less -
Cost of Property    $       -           -            -            -     802,841
                                                                     ----------
Loss on
  Property Sale     $       -           -            -            -    (561,841)
Interest Income     $    3,169       5,039        8,417        2,002        118
                    ----------  ----------   ----------  ----------- ----------
Total Income (Loss) $    3,169  $    5,039   $    8,417  $     2,202 $ (561,723)
                    ==========  ==========   ==========  =========== ==========


                       1999          1998        1997        1996       1995
                    ----------   -----------  ---------   ---------   --------

Net Loss            $ (110,901) $ (112,319)  $  (33,920) $(3,926,654)$ (568,823)
                    ==========  =========    ==========  =========== ==========
Net Loss per Unit*  $   (10.98) $   (11.12)  $    (3.36) $   (388.73)$   (56.31)
                    ==========  =========    ==========  =========== ==========

Cash distribution
 per Unit*          $        -  $        -   $        -  $         - $        -
                    ==========  ========== = ==========  =========== ==========

Total assets        $4,961,994  $4,850,923   $4,799,621  $ 4,785,795 $8,546,983
                    ==========  ==========   ==========  =========== ==========

*  (Based on 10,000 Units outstanding at December 31, 1995 - 1999)

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

This Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

Results of Operations
---------------------

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

During the period from inception (November 16, 1989) through December 31, 1990, the Partnership was engaged primarily in the sale of Units and the investment of the subscription proceeds to purchase parcels of unimproved real property.

In 1995, the Partnership sold 29 acres of the "Victorville 40" property for a loss of $561,841. The sale generated cash of $69,327 and a note for $141,000. In addition, a nominal amount of interest income was earned on funds held.

The Partnership revenues during the fiscal years ended December 31, 1996-1999, consisted primarily of interest income earned on funds held, and income from the forfeiture by potential buyers of non-refundable escrow deposits.

The Partnership recognized a loss in 1996 due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California's real estate market.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31, 1999 and 1998
--------------------------------------

Partnership revenues during years ended December 31, 1999 and 1998 consisted primarily of interest income. No properties were sold during the periods presented.

Investing activities for the years ended December 31, 1999 and 1998 used approximately $144,000 and $112,000 of cash, respectively; mainly to pay development and carrying costs of the land held for investment. Financing activities for the years ended December 31, 1999 and 1998 provided approximately $33,000 and $32,000, respectively from the payments received on the note receivable.

Total expenses for the year ended December 31, 1999 compared with the year ended December 31, 1998, decreased by approximately $3,000, or 3%, due primarily to the decrease in Accounting and Financial Reporting, Outside Professional Services and General & Administrative Expenses. These decreases were partially offset by an increase in Interest Expense of approximately $27,000 pursuant to the Financing Agreement with PacWest entered into April 1, 1998 and therefore only nine months of interest expense was incurred during the year ended December 31, 1998. Continuity and experience with the internal accounting staff and external accountant reviews is the explanation for the decrease in Accounting and Financial Reporting. Outside Professional Services decrease is due to certain investor relation expenses incurred during 1998 yet not in 1999. General and Administrative costs decreased during the year by $19,671 due to certain services provided during the period ended December 31, 1998 by PacWest pursuant to the Management Agreement that were not necessary during the same period in 1999.

A decrease of $2,538 was incurred relating to Prepaid & Other Expenses due to the requirement of certain vendors requesting prepayment of their fees during 1998 for 1999 services. No such request was made during the period ended December 31, 1999.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest.

The Partnership had nine properties as of December 31, 1999 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Liquidity and Capital Resources
-------------------------------

The Partnership has raised a total of $8,918,182, net of syndication costs, from the sale of Units. During the period from inception through December 31, 1995, the Partnership acquired a total of fourteen properties for all cash at a total expenditure of $8,891,712. The Partnership capitalized the acquisition costs of the property and direct carrying costs, such as interest and property taxes. The Partnership does not intend to acquire any additional properties. The remaining nine properties are being held for resale. Upon sale, if any, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

The Partnership procured a $125,000 loan in 1996 secured by certain partnership property. The note was due in August, 1999 and has been extended until August 2002.

The Partnership owns land in the Riverside and San Bernardino counties. That region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.

As of December 31, 1999 the TMP Land Partnerships have been funded approximately $2,600,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

The Partnership is currently soliciting third party financing for a total of $500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest is paid an annual fee of $11,520 for its administrative services.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10KSB:

                                                                   Page No.

For the fiscal years ended December 31, 1999 and 1998

         Report of Independent Auditors                              17

         Balance Sheets as of December 31, 1999 and 1998             18

         Statements of Operations for the years ended
         December 31, 1999 and 1998                                  19

         Statements of Partners' Capital for the years ended
         December 31, 1999 and 1998                                  20

         Statements of Cash Flows for the years ended
         December 31, 1999 and 1998                                  21

         Notes to Financial Statements                               22 - 26

         Financial Statement Schedules                               27, 28

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire V, Ltd.

(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire V, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire V, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

/S/ SWENSON ADVISORS LLP

Temecula, California
March 17, 2000



                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 1999 and 1998

                                                       1999              1998
                                                       ----              ----

                                     Assets

Cash                                           $      2,552       $        445
Note Receivable (Note 8)                             27,303             60,133
Prepaid & Other Expenses                                730              3,268
Investment in Unimproved Land, net (Note 1)       4,931,409          4,787,077
                                               ------------       ------------

     Total Assets                              $  4,961,994       $  4,850,923
                                               ============       ============

                       Liabilities and Partners' Capital

Accrued Expenses                               $      1,985       $      2,776
Due to Affiliates (Note 5 and 6)                    418,118            226,737
Property Taxes Payable (Note 9)                     148,135            116,753
Franchise Tax Payable                                   800                800
Commission Payable to Affiliate (Note 6)              5,400              5,400
Note Payable (Note 7)                               125,000            125,000
                                               ------------       ------------

     Total Liabilities                              699,438            477,466

General Partners                                    (46,555)           (45,446)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding                      4,309,111          4,418,903
                                               ------------       ------------


    Total Partners' Capital                       4,262,556          4,373,457
                                               ------------       ------------

 Total Liabilities and Partners' Capital       $  4,961,994       $  4,850,923
                                               ============       ============





                 See Accompanying Notes to Financial Statements




                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                 For the Years Ended December 31, 1999 and 1998

                                                     1999                1998
                                              ------------          -----------

Income
     Interest                                 $      3,169       $      5,039
                                              ------------            -------

Total Income                                         3,169              5,039
                                              ------------          ---------

Expenses

     Accounting & Financial Reporting               35,633             44,035
     Outside Professional Services                  26,202             28,878
     General  & Administrative                      14,987             34,658
     Interest                                       36,448              8,987
                                              ------------       -----------

Total Expenses                                     113,270            116,558
                                              ------------       ------------

Loss Before Income Taxes                          (111,101)          (111,519)

State Franchise Tax                                    800                800
                                              ------------       ------------

Net Loss                                      $   (110,901)      $   (112,319)
                                              ============       ============


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:      $    (1,109)       $    (1,123)
                                              ============       ============

     Limited Partners, in the Aggregate:      $  (109,792)       $  (111,196)
                                              ============       ============

     Limited Partners, per Equity Unit:       $    (10.98)       $    (11.12)
                                              ============       ============





                 See Accompanying Notes to Financial Statements



                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 1999 and 1998

                                 General          Limited
                                Partners         Partners             Total

Partners' Capital (Deficit),
 January 1, 1998                $ (44,323)      $ 4,530,099       $ 4,485,776

Net Loss for 1998                  (1,123)         (111,196)         (112,319)
                                   -------        ---------         ---------
Partners' Capital (Deficit),
 December 31, 1998                (45,446)        4,418,903         4,373,457

Net Loss for 1999                  (1,109)         (109,792)         (110,901)
                                   -------        ---------         ---------

Partners' Capital (Deficit),
 December 31, 1999              $ (46,555)      $ 4,309,111       $ 4,262,556
                                ==========      ===========       ===========
























                 See Accompanying Notes to Financial Statements



                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership

                            Statements of Cash Flows
                 For the Years Ended December 31, 1999 and 1998

                                                          1999         1998
                                                       ----------   ----------

Cash Flows from Operating Activities:

Net Loss                                              $ (110,901) $   (112,319)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided By Operating Activities:
     Increase in Due to Affiliates                       191,381       225,805
     Decrease (Increase) in Prepaid & Other Expenses       2,538        (3,268)
     (Decrease) Increase in Accrued Expenses                (791)        1,213
     Increase (Decrease) in Property Taxes Payable        31,382       (63,397)
                                                      ----------   -----------

       Net Cash Provided By Operating Activities         113,609        48,034

Cash Flows from Investing Activities:

     Increase in Investment in Unimproved Land          (144,332)     (111,975)
                                                      ----------   -----------
       Net Cash Used In Investing Activities            (144,332)     (111,975)

Cash Flows from Financing Activities:

     Payments received from Note Receivable               32,830        31,877
                                                      ----------  ------------

        Net Cash Provided By Financing Activities         32,830        31,877
                                                      ----------  ------------

Net Increase (Decrease) in Cash                            2,107       (32,064)

Cash, Beginning of Period                                    445        32,509
                                                      ----------  ------------

Cash, End of Period                                   $    2,552  $        445
                                                      ==========  ============

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                   $      800  $        800
                                                      ==========  ============

Cash Paid for Interest                                $   20,190  $     22,630
                                                      ==========  ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

Note 1 - General and Summary of Significant Accounting Policies

General - TMP Inland Empire V, Ltd. (the  Partnership)  was organized in 1989 in
-------
accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

Accounting  Method  - The  Partnership's  policy  is to  prepare  its  financial
------------------
statements on the accrual basis of accounting.

Investment in Unimproved  Land - Investment in unimproved  land is stated at the
------------------------------
lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

Syndication Costs - Syndication costs (such as commissions,  printing, and legal
-----------------
fees) totaling $1,081,818 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

Use of Estimates - The  preparation of financial  statements in conformity  with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration  - All unimproved  land parcels held for investment are located in
-------------
the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition in that geographical area. The Partnership attempts to mitigate any potential risk by continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

Income  Taxes - The entity is treated as a  partnership  for income tax purposes
-------------
and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

Note 2 - Organization of the Partnership

The Partnership was originally formed in 1989 with TMP Properties (A California General partnership) and TMP Investments, Inc. (A California Corporation) as the general partners. The partners' of TMP Properties are William O. Passo, Anthony
W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

Note 5 - Agreements with PacWest Inland Empire, LLC.

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement. Pursuant to a management, administrative, and consulting agreement (the Management Agreement), PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

As of December 31, 1999 the TMP Land Partnerships have been funded approximately $2,600,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

Note 5 - Agreements with PacWest Inland Empire, LLC. (Con't)

The Partnership is currently soliciting third party financing for a total of $500,000.

In April 1998, PacWest entered into the Management Agreement with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of December 31, 1999 and 1998, the Partnership has a payable of $418,118 and $226,737, respectively, including interest to PacWest related to the aforementioned agreements.

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

As of December 31, 1999 and 1998, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the Limited Partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31, 1999 the limited partners had not received such a return and therefore this amount is not currently due.

Approximately $7,000 of property service fees were paid by an affiliated partnership, TMP Inland Empire VI, Ltd. on behalf of the Partnership during the year ended December 31, 1999.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

Note 7 - Note Payable

The Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note was originally due in August 1999. The Partnership paid an extension fee of approximately $5,400 to extend the due date of the note until August 1, 2002. The interest rate was reduced from 13% to 12% per annum and is payable in monthly interest only installments of $1,250. As of December 31, 1999 and 1998, $60,989 and $45,260, respectively, of interest has been paid and capitalized to investment in unimproved land.

Note 8 - Note Receivable

The Partnership sold a parcel of land in 1995 and as part of the sale proceeds received a note for $141,000. The note is secured by a deed of trust and is due on September 1, 2002. Interest accrues at 7 percent per annum, and monthly payments of principal and interest of $3,000 began in August 1996. During the years ended December 31, 1999 and 1998, approximately $3,170 and $4,853, respectively, of interest was received on this note receivable.

Note 9 - Property Taxes Payable

The property taxes payable of $148,135 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for payment of 25% of the balance due to be paid in April 2000, and 33%, 50% and 100% in subsequent years. Approximate amounts due on the payment plan are as follows:

       April 10, 2000                        $ 37,034
       April 10, 2001                          36,663
       April 10, 2002                          37,219
       April 10, 2003                          37,219          $148,135
                                              -------           ========

These amounts will increase annually as interest accrues at a rate of 18% on the remaining balance.


                            TMP INLAND EMPIRE V, LTD
                       (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                      For the Year Ended December 31, 1999

COLUMN  A              B              C                 D                  E            F            G           H             I
------------------------------------------------------------------------------------------------------------------------------------
                                             COSTS CAPITALIZED
                                               SUBSEQUENT              Gross
                                             TO ACQUISITION           amount at                                            Estimated
                                             --------------
 Description                       Initial               Carrying    which Carried Accumulated   Date of       Date     Depreciable
 of Assets          Encumbrances    Cost    Improvement   Cost        at Year-End  Depreciation  Construction   Acquired       Life
------------------------------------------------------------------------------------------------------------------------------------
Unimproved land -
 Perris, CA         $     -0-     $   188,874  $   0    $  27,569  $   216,443        -0-           N/A         10/3/89        N/A
Unimproved land -
 Rialto, CA         $  21,905     $   490,180  $   0    $  88,034  $   578,214        -0-           N/A          6/8/90        N/A
Unimproved land -
 Adelanto, CA       $      -0-    $   287,351  $   0    $  45,513  $   332,864        -0-           N/A          5/25/90        N/A
Unimproved land -
 Adelanto, CA       $   10,038    $   490,593  $   0    $  80,079  $   570,672        -0-           N/A          3/8/90        N/A
Unimproved land -
 Victoville, CA     $     -0-     $   591,209  $   0    $ 129,498  $   720,707        -0-           N/A         7/10/90        N/A
Unimproved land -
 Victorville, CA    $  19,517     $ 1,090,017  $   0    $ 139,268  $ 1,229,285        -0-           N/A         3/12/90        N/A
Unimproved land -
 Victorville, CA    $     -0-     $   272,140  $   0    $  34,425  $   306,565        -0-           N/A         1/12/90        N/A
Unimproved land -
 Victorville, CA    $  96,675     $ 4,129,824  $ 722    $ 591,570  $ 4,722,116        -0-           N/A     2/20/90, 4/23/90,
                                                                                                            4/16/90, 4/10/90   N/A
Unimproved land -
 Victorville, CA    $     -0-     $   138,751  $   0    $  38,522  $   177,273        -0-           N/A        11/26/91        N/A

                    $ 148,135     $ 7,678,939  $ 722    $1,174,478 $ 8,854,139        -0-
                      =======       =========    ===    =========    =========        ===


Less valuation allowance:                                          $3,922,730
                                                                   ----------

Net carrying value                                                 $4,931,409
                                                                   ==========

Reconciliation of carrying amount

Beginning balance                 $ 4,787,077

Additions - Carrying Costs            144,332
                                  -----------

Ending balance                    $ 4,931,409
                                  ===========


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

COLUMN  A              B              C                 D                  E            F            G           H             I
------------------------------------------------------------------------------------------------------------------------------------

                                             COSTS CAPITALIZED
                                               SUBSEQUENT              Gross
                                             TO ACQUISITION           amount at                                            Estimated
                                             --------------
 Description                       Initial               Carrying    which Carried Accumulated   Date of       Date     Depreciable
 of Assets          Encumbrances    Cost    Improvement   Cost        at Year-End  Depreciation  Construction   Acquired       Life
------------------------------------------------------------------------------------------------------------------------------------
Unimproved land -
 Perris, CA         $    -0-      $   188,874 $   0    $  22,965  $  211,839        -0-           N/A         10/3/89          N/A
Unimproved land -
 Rialto, CA         $ 18,531      $   490,180 $   0    $  76,578  $  566,758        -0-           N/A          6/8/90          N/A
Unimproved land -
 Adelanto, CA       $    -0-      $   287,351 $   0    $  35,576  $  322,927        -0-           N/A          5/25/90         N/A
Unimproved land -
 Adelanto, CA       $    -0-      $   490,593 $   0    $  61,238  $  551,831        -0-           N/A          3/8/90          N/A
Unimproved land -
 Victorville, CA    $    -0-      $   591,209 $   0    $ 102,223  $  693,432        -0-           N/A         7/10/90          N/A
Unimproved land -
 Victorville, CA    $ 16,442      $ 1,090,017 $   0    $ 124,807  $1,214,824        -0-           N/A         3/12/90          N/A
Unimproved land -
 Victorville, CA    $    -0-      $   272,140 $   0    $  30,414  $  302,554        -0-           N/A         1/12/90          N/A
Unimproved land -
 Victorville, CA    $ 81,780      $ 4,129,824 $ 722    $ 534,596  $4,665,142        -0-           N/A        2/20/90, 4/23/90,
                                                                                                             4/16/90, 4/10/90  N/A
Unimproved land -
Victorville, CA     $116,753      $   138,751 $   0    $  41,749  $  180,500        -0-           N/A        11/26/91          N/A


                    $116,753      $ 7,678,939 $ 722    $1,030,146 $8,709,807        -0-
                     =======        =========   ===     =========  =========        ===


Less valuation allowance:                                         $3,922,730
                                                                   ---------

Net carrying value                                                $4,787,077
                                                                  ==========

Reconciliation of carrying amount

Beginning balance                 $  4,675,102

Additions:  Carrying Costs             111,975
                                   -----------

Ending balance                    $  4,787,077
                                   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with the Independent Accountants. On April 14, 1999 the registrant filed a Form 8-K in which it terminated the accounting firm of Balser, Horowitz, Frank & Wakeling and appointed the independent accounting firm of Swenson Advisors, LLP.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executive officers. The General Partners provides management of the Partnership. On April 1, 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership.

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

WILLIAM O. PASSO, 58 is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 53, is a Director and Vice President of TMP Investments Inc. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 53, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.


ITEM 11. EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 1999, the Partnership paid fees to the General Partners for various services in the amount of $140,326 of which none was paid in the year ended December 31, 1999. (See Item 13. "Certain
Relationships and Related Transaction".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999, the Partnership had 10,000 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1999 by each officer, director and general partner of the General Partners and by all such persons as a group.

                                 Number of                 Percent of
Name of Beneficial Owner           Units                     Class
------------------------           -----                     -----

William O. Passo                    40                        0.40%

Anthony W. Thompson                 10                        0.10%

All officers, directors and         50                        0.50%
general partners as a group

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 1999. The information under "Summary of Compensation" below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                               Amount Paid from
Form of Compensation                                           Formation through
and Recipient                       Description of Payment     December 31, 1999
---------------------------         ----------------------     -----------------

Selling Commission and     Up to a maximum of 10% of gross            $1,009,704
Due Diligence              proceeds, a minimum of which was
Reimbursement (TMP         reallocated to participating
                           Soliciting Capital Corp.)Dealers
                           (which included  TMP CapitalCorp.)
                           from Units sold by them.  Up to
                           an additional 0.5% paid to
                           Soliciting Dealers (which included
                           TMP Capital Corp.) for due
                           diligence activities.

Reimbursement for          Organizational Expenses paid to the          $ 29,753


                                                               Amount Paid from
Form of Compensation                                           Formation through
and Recipient                       Description of Payment     December 31, 1999
---------------------------         ----------------------     -----------------
Organizational Expenses    General Partners to reimburse them
(General Partners)         (without markup or profit) for
                           organizational  costs actually incurred such
                           as  advertising,  mailing,  printing  costs,
                           clerical  expenses,   legal  and  accounting
                           fees.

Reimbursement for          The General Partners were reimbursed         $708,896
Property Expenses          (without markup or profit) for all out
(General Partners)         of pocket expenses directly related to
                           the Properties, including the purchase price
                           of Properties  acquired prior to Partnership
                           formation,  out of pocket  carrying costs of
                           such   Properties   (such  as  interest  and
                           property  taxes)  including  actual interest
                           incurred  on  all  funds  advanced  for  the
                           benefit of the Partnership, deposits, escrow
                           extension payments, appraisal fees, expenses
                           of feasibility  and other studies  performed
                           by third parties unaffiliated  with the Gen-
                           eral Partners and similar expenses, but not
                           including  the   General Partners' overhead,
                           salaries, travel or like expenses.

Property Acquisition       For services rendered in connection
Fees                       with the acquisition of the Properties
(General Partners          acquired by the Partnership, the
or an affiliate)           General Partners, or an affiliate,
                           received  acquisition  compensation  (either
                           denominated  as  such,  or as a real  estate
                           brokerage  commission,  or otherwise) in the
                           following amounts:
                               (I)      Acquisition fees:               $625,000
                               (ii)     Real estate brokerage           $193,616
                                        commissions

Partnership Management     A Partnership Management Fee with            $140,326
Fee                        respect to each Property until a
(General Partners)         Property is sold or improvement of the
                           Property  commences  in an annual  amount of
                           1/4  of  1%  (.225%)  of  the  cost  of  the
                           property,  but not to exceed 2% of such cost
                           in the aggregate.

Leasing and Property       For leasing an improved Property, or a           $-0-


                                                              Amount Paid from
Form of Compensation                                           Formation through
and Recipient                       Description of Payment     December 31, 1999
---------------------------         ----------------------     -----------------

Management Fees            portion thereof, a commission equal
(General Partners or an    to 7% for the first years rent (net
 affiliate)                lease)or  6% of  the  first  year's
                           rent (gross  lease)  decreasing  to
                           2.5% (net lease)or 2% (gross lease)
                           of   the  rent   for  years  eleven
                           through thirty. Upon development of
                           the Properties, or any of  them, an
                           amount  up  to  5%  of  the   gross
                           revenues   of  the  Properties  for
                           supervision  for the operation  and
                           maintenance  of   the   Properties.
                           Such leasing and property anagement
                           fees  s hall   not   exceed   the
                           competitive  rates that  would   be
                           charged  by  unaffiliated  persons.

Interest in Partnership    1%  interest  in  all   Partnership           $3,030
Allocation of Each         allocations of Net Income, Net Loss
Material Item              and Distributions of  Distributable
(General Partners)         Cash from Operations  and  of  Cash
                           from  Sale or  refinancing  of  the
                           Properties.

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
                           Contributions.

Subordinated Real          Real estate commissions with respect             $-0-
Estate Commission          to the sale of Properties which are
(General Partners          equal to the lesser of:  (I) 3% of
an Affiliate)              the   grossor  sales   price  of  a
                           Properties; equal to  one-half  the
                           normal    and   competitive   rate
                           charged  by  unaffiliated  parties,
                           but payment shall  be  subordinated
                           to a return of all Limited Partners'
                           Capital   contributions,  plus  a
                           cumulative, noncompounded return of
                           6% per  annum   on  their  Adjusted
                           Capital Contributions.


SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $1,009,704 (including due diligence fees) and reimbursed the General Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $29,753. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. During the operating stage, the partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the limited Partners have received allocations of Net Income equal to a cumulative, noncompounded return of 6% on their Adjusted Capital Contributions (the "Preferred Return"); and thereafter, the General Partners will have a 15% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 85% interest therein. Net Losses will be allocated to the partners with positive Capital Accounts, in accordance with the ratio of their positive Capital Account balances until no Partner has a positive Capital Account; and thereafter, Net Losses will be allocated 100% to the General Partners. If the General Partners or an Affiliate provide a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an Affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 15% General Partners' participation and the Partners' real estate commission on the sale are subordinated to a return of all Limited Partners' Capital Contribution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

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

CONFLICTS OF INTEREST

The   Partnership  is  subject  to  various   conflicts  of  interest  from  its
relationship with the General Partners. These conflicts include, but are not limited to:

CONFLICTS IN GENERAL. The interests for the Limited Partners may be inconsistent with those of the General Partners or their Affiliates when the General Partners must make policy decisions on behalf of the Partnership. The General Partners, for instance, might not desire to sell a Property when a sale would be advantageous to the Limited Partners because of the General Partner's interest in Distributions of Distributable Cash from Operations and Net Proceeds from the Sale or Refinancing of the Property. Subject in certain circumstances to the approval of the holders of a majority or other specified voting percentage of the Units, the General Partners will have the discretion as to when to sell a Property or portion thereof. The timing of the sale of a Property or any portion thereof and the terms on which such sale will be made may result in a conflict of interest. Furthermore, the sale of a Property may result in the recognition of substantial taxable gain to the General or Limited Partners in different ratios depending upon the timing of such sale. Accordingly, the decisions as to when to sell a Property may be advantageous to the General Partners and disadvantageous to the Limited Partners, or vice versa. The General Partners in any event will be compelled to make any decisions with respect to the sale or retention of a Property based upon the best interests of the Partnership and its Limited Partners because of the fiduciary duty that they owe to the Limited Partners.

AVAILABILITY OF MANAGEMENT SERVICE. In April 1998, PacWest Inland Empire, LLC (PacWest)entered into a management, administrative and consulting agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership.

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

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.

     (a) For a listing of financial statements, reference is made to Item 8 included in this Form 10-KSB.

     (b) The registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1999, however, a Form 8K was filed on April 14, 1999.

     (c) Exhibits - Those exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

     (3), (4) and (10.1)   Agreement of Limited Partnership and  other  material
                           agreements are  incorporated by reference to Exhibits
                           (3), 4) and (10.1) to the Form 10 Registration State-ment, SEC File No. 0-19916 filed on March 12, 1992.
                        27 Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2000

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


                    By: TMP Properties, a California General
                        Partnership as Co-General Partner

                    By:   /S/ WILLIAM O PASSO
                       ---------------------------------------
                        William O. Passo, General Partner

                    By:   /S/ ANTHONY W THOMPSON
                       ---------------------------------------
                        Anthony W. Thompson, General Partner

                    By:   /S/ SCOTT E MCDANIEL
                      ---------------------------------------
                       Scott E. McDaniel, General Partner


                  By: JAFCO, Inc., a California Corporation as
                      Chief Accounting Officer

                  By:     /S/ JOHN A FONSECA
                     ----------------------------------------
                      John A. Fonseca, President