Form 10QSB
period 2000-03-31
TMP INLAND EMPIRE V LTD
filed 2000-05-12
CIK 885049

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period ended March 31, 2000
                           Commission File No. 0-19916

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

Balance  Sheets  as of March 31,  2000 and  December  31,  1999,  Statements  of
Operations for the three months ended March 31, 2000 and 1999, Statements of Cash Flows for the three months ended March 31, 2000 and 1999.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2000 and 1999 (b) the financial position at of March 31, 2000 and (c) the cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Partnership's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership's Form 10-KSB.
                                       2



                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                                             March 31,         December 31,
                                               2000                1999
                                           (unaudited)
                                           -----------         ------------
                                     Assets
Cash                                      $      4,921         $     2,552
Note Receivable (Note 8)                        18,731              27,303
Prepaid Expenses                                   730                 730
Investment in Unimproved Land, net(Note 1)   4,954,031           4,931,409
                                          ------------         ------------

     Total Assets                         $  4,978,413         $ 4,961,994
                                          ============        ============

                                          Liabilities and Partners Capital

Accounts Payable & Accrued Expenses       $      5,253       $       1,985
Due to Affiliates (Note 5 and 6)               457,985             418,118
Property Taxes Payable (Note 9)                161,817             148,135
Franchise Tax Payable                            1,600                 800
Commission Payable to Affiliate (Note 6)         5,400               5,400
Note Payable (Note 7)                          125,000             125,000
                                          ------------        ------------

   Total Liabilities                           757,055             699,438

General Partners                               (46,967)            (46,555)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding                 4,268,325           4,309,111
                                          ------------        ------------


   Total Partners Capital                    4,221,358           4,262,556
                                          ------------        ------------

   Total Liabilities and Partners Capital $  4,978,413         $ 4,961,994
                                          ============        ============













                 See Accompanying Notes to Financial Statements
                                       3




                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)


                                                Three Months Ended
                                            March 31           March 31
                                              2000               1999
                                              -----------------------

Income
     Interest                              $        428     $    1,310
                                           ------------     ----------

Total Income                                        428          1,310
                                           ------------     ----------

Expenses

     Accounting & Financial Reporting            16,046          8,910
     Outside Professional Services                9,690          5,884
     General  & Administrative                    3,808          5,075
     Interest                                    11,282          8,469
                                           ------------     ----------

Total Expenses                                   40,826         28,338
                                           ------------     ----------

Loss Before Taxes                               (40,398)       (27,028)

     State Franchise Tax                            800            800
                                           ------------     -----------


Net Loss                                   $    (41,198)    $  (27,828)
                                           ============     ===========


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:   $       (412)    $     (278)
                                           ============     ===========

     Limited Partners, in the Aggregate:   $    (40,786)    $  (27,550)
                                           ============     ===========

     Limited Partners, per Equity Unit:    $      (4.08)    $    (2.75)
                                           ============     ===========













                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)



                                                      Three Months Ended
                                                    March 31           March 31
                                                      2000               1999
                                                    --------------------------

Cash Flows from Operating Activities:
Net Loss                                           $    (41,198)      $ (27,828)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided By Operating Activities:
     Increase in Due to Affiliates                       39,867          41,016
     Decrease (Increase) in Prepaid Expenses                  0           3,268
     (Decrease) Increase in Accrued Expenses              3,268            (791)
     Increase in Franchise Tax Payable                      800               0
     Increase in Property Taxes Payable                  13,682          13,322
                                                   ------------      -----------

       Net Cash Provided By Operating Activities         16,419          28,987

Cash Flows from Investing Activities:

     Increase in Investment in Unimproved Land          (22,622)        (31,697)
                                                   -------------     -----------
       Net Cash Used In Investing Activities            (22,622)        (31,697)

Cash Flows from Financing Activities:

     Payments received from Note Receivable               8,572           9,960
                                                   ------------      -----------

        Net Cash Provided By financing activities         8,572           9,960
                                                   ------------      -----------

Increase (Decrease) in Cash                               2,369           7,250

Cash, Beginning of Period                                 2,552             445
                                                   ------------      -----------

Cash, End of Period                                $      4,921      $    7,695
                                                   ============      ===========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                $          0      $      800
                                                   ============      ===========

Cash Paid for Interest                             $     47,730      $    4,062
                                                   ============      ===========

                            See Accompanying Notes to
                            Financial Statements TMP
                              INLAND EMPIRE V, LTD.

                        A California Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 2000
                                   (Unaudited)

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

Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains, if any, when properties are sold.

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

Income Taxes - The entity is treated as a partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements

                                 March 31, 2000
                                   (Unaudited)

Note 2 - Organization of the Partnership

The Partnership was originally formed with TMP Properties (A California General partnership) and TMP Investments, Inc. (A California Corporation) as the general partners ("General Partners"). The partners' of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony
W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the General Partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the General Partners. There were no distributions in 2000 or 1999.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Note 5 - Agreements with PacWest Inland Empire, LLC  (PacWest)

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

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

As of March 31, 2000 the TMP Land Partnerships have been funded approximately $2,981,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount
                                       8

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 2000
                                   (Unaudited)

not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2000 and December 31, 1999, the Partnership has a payable of approximately $457,985 and $418,118, respectively, including interest, due to PacWest related to the aforementioned agreements.

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

At March 31, 2000, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of March 31, 2000 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

Approximately $7,000 of property service fees were paid by an affiliated partnership, TMP Inland Empire VI, Ltd. on behalf of the Partnership during the six-month period ended June 30, 1999. This amount was reimbursed by the Partnership in August 1999.

See Note 5 regarding information on management of the Partnership during 2000.
                                       9

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Note 7 - Note Payable

The Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note was originally due on August 1, 1999. The Partnership paid an extension fee of approximately $5,400 to extend the due date of the note until August 1, 2002. The interest rate was reduced from 13% to 12% per annum and is payable in monthly installments of $1,250. As of March 31, 2000, $64,739 of interest has been paid and capitalized to investment in unimproved land.

Note 8 - Note Receivable

The Partnership sold a parcel of land in 1995 and as part of the sale proceeds received a note for $141,000. The note is secured by a deed of trust and is due in September 2000. Interest accrues at 7 percent per annum, and monthly payments of principal and interest of $3,000 began in August 1996. During the three month period ended March 31, 2000, approximately $428 of interest was received on this note receivable.

Note 9 - Property Taxes Payable

A portion of the property taxes payable of $161,817 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for a payment to be paid in April 2000 and for three payments in April in subsequent years. The additional liability relates to current property taxes that are due to be paid April 2000. Approximate amounts due on the payment plan are as follows:

       April 10, 2000                        $ 62,773
       April 10, 2001                          28,454
       April 10, 2002                          28,454
       April 10, 2003                          28,454
                                              -------
                                             $148,135
                                             ========

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.
                                       10

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                                 March 31, 2000


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

During the period from inception (November 16, 1989) through December 31, 1990, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest ("Units") and the investment of the subscription proceeds to purchase parcels of unimproved real property.
                                       11

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                                 March 31, 2000

The Partnership revenues during the fiscal years ended December 31, 1996-1999, consisted primarily of interest income earned on funds held, note receivable interest payments and interest income from the forfeiture by potential buyers of non-refundable escrow deposits.

In 1995, the Partnership sold 29 acres of the "Victorville 40" property for a loss of $561,841. The sale generated cash of $69,327 and a note for $141,000. In addition, a nominal amount of interest income was earned on funds held during 1995.

The Partnership recognized a loss in 1996 due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California's real estate market.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended March 31, 2000 and 1999

Partnership revenues during the three-month periods ended March 31, 2000 and 1999 consisted primarily of interest income. No properties were sold during the periods presented.

Investing activities for the three months ended March 31, 2000 and 1999 used approximately $23,000 and $32,000 of cash, respectively; mainly to pay development and carrying costs of the land held for investment. Financing activities for the three months ended March 31, 2000 and 1999 provided approximately $8,500 and $10,000, respectively from the payments received on the note receivable.

Total expenses for the three months ended March 31, 2000 compared with the three months ended March 31, 1999, increased by approximately $12,000 due primarily to increases in Accounting & Financial Reporting, Outside Professional Services and Interest Expense. Interest Expense increased by $2,813 pursuant to the Financing Agreement with PacWest entered into April 1, 1998. Accounting & Financial Reporting increases are directly related to the timing and the costs incurred to prepare audit and file the appropriate financial information for the Partnership. In accordance with the Management Agreement, reimbursement of certain outside consultant expenses charged to the Partnership by PacWest, were incurred during the three-month period ended March 31, 2000 and not in the same period ended March 31, 1999. These charges amounted to approximately $3,300 and are primarily responsible for the increase in Outside Professional Services of $3,806.
                                       12

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                                 March 31, 2000

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest.

The Partnership had nine properties as of March 31, 2000 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

The Partnership procured a $125,000 loan in 1996 secured by certain partnership property. The note was due in August 1999 and has been extended until August 2002.

The Partnership owns land in the Riverside and San Bernardino counties. That region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.

In March 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and the TMP Land Partnerships. PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed
                                       13

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                                 March 31, 2000

50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

As of March 31, 2000 the TMP Land Partnerships have been funded approximately $2,981,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

The Partnership is currently soliciting third party financing for a total of $250,000.

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest is paid an annual fee of $11,520 for its administrative services.
                                       14

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000

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