Form 10QSB
period 2000-06-30
TMP INLAND EMPIRE V LTD
filed 2000-08-15
CIK 885049

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of

                       The Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

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

Balance Sheets as of June 30, 2000 and December 31, 1999, Statements of Operations for the three and six months ended June 30, 2000 and 1999, Statements of Cash Flows for the six months ended June 30, 2000 and 1999.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2000 and 1999 (b) the financial position at of June 30, 2000 and (c) the cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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



                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                     June 30,       December 31,
                                                        2000              1999
                                                   (unaudited)

Assets

Cash                                            $        341       $      2,552
Note Receivable (Note 8)                              10,008             27,303
Prepaid Expenses                                         730                730
Investment in Unimproved Land, net (Note 1)        4,982,336          4,931,409
                                                ------------       ------------

     Total Assets                               $  4,993,415       $  4,961,994
                                                ============       ============

                        Liabilities and Partners' Capital

Accounts Payable & Accrued Expenses             $      4,510       $      1,985
Due to Affiliates (Note 5 and 6)                     556,929            418,118
Property Taxes Payable (Note 9)                      113,647            148,135
Franchise Tax Payable                                    800                800
Commission Payable to Affiliate (Note 6)               5,400              5,400
Note Payable (Note 7)                                125,000            125,000
                                                ------------       ------------

     Total Liabilities                               806,286            699,438
                                                ------------       ------------

General Partners                                    (47,309)            (46,555)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding                       4,234,438          4,309,111
                                                ------------       ------------


    Total Partners' Capital                        4,187,129          4,262,556
                                                ------------       ------------

    Total Liabilities and Partners' Capital     $  4,993,415       $  4,961,994
                                                ============       ============







                 See Accompanying Notes to Financial Statements


                                                       TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations

                                   (Unaudited)

                                                       Three Months Ended
                                                    June 30,           June 30,
                                                       2000               1999
                                                ------------       -----------

Income

     Interest                                   $        277       $        561
                                                ------------       ------------

Total Income                                             277                561
                                                ------------          ---------

Expenses

     Accounting & Financial Reporting                  7,876             10,212
     Outside Professional Services                     8,250              5,699
     General  & Administrative                         2,677              4,128
     Interest                                         15,703              9,030
                                                ------------          ----------

Total Expenses                                        34,506             29,069
                                                ------------       ------------

Net Loss                                        $    (34,229)      $    (28,508)
                                                ============       ============


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:        $       (342)      $       (285)
                                                ============       ============

     Limited Partners, in the Aggregate:        $    (33,887)      $    (28,223)
                                                ============       ============

     Limited Partners, per Equity Unit:         $      (3.39)      $      (2.82)
                                                ============       ============











                 See Accompanying Notes to Financial Statements



                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations

                                   (Unaudited)

                                                          Six Months Ended
                                                    June 30,           June 30,
                                                       2000               1999
                                                ------------       -----------

Income

     Interest                                   $        705       $      1,871
                                                ------------       ------------

Total Income                                             705              1,871
                                                ------------           ---------

Expenses

     Accounting & Financial Reporting                 23,923             19,121
     Outside Professional Services                    17,312             11,584
     General  & Administrative                         7,112              9,204
     Interest                                         26,985             17,499
                                                ------------          ----------

Total Expenses                                        75,332             57,408
                                                ------------       ------------

Loss Before Taxes                                    (74,627)           (55,537)

     State Franchise Tax                                 800                800
                                                ------------       ------------

Net Loss                                        $    (75,427)      $    (56,337)
                                                ============       ============


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:        $       (754)      $       (563)
                                                ============        ============

     Limited Partners, in the Aggregate:        $    (74,673)      $    (55,774)
                                                ============       ============

     Limited Partners, per Equity Unit:         $      (7.47)      $      (5.58)
                                                ============       ============







                 See Accompanying Notes to Financial Statements



                            TMP INLAND EMPIRE V, LTD

                        A California Limited Partnership

                             Statement of Cash Flows

                                   (unaudited)

                                                          Six Months Ended
                                                    June 30,            June 30,
                                                      2000               1999
                                                ------------         ----------

Cash Flows from Operating Activities:
Net Loss                                        $    (75,427)      $    (56,337)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided By Operating Activities:
     Increase in Due to Affiliates                   138,811            103,243
     Decrease in Prepaid Expenses                          0              3,268
     Increase (Decrease) in Accounts Payable &
             Accrued Expenses                          2,525               (168)
     Decrease in Property Taxes Payable              (34,488)                 0
                                                ------------       ------------

       Net Cash Provided By Operating Activities      31,421             50,006

Cash Flows from Investing Activities:

     Increase in Investment in Unimproved Land       (50,927)           (64,960)
                                                ------------       ------------
       Net Cash Used In Investing Activities         (50,927)           (64,960)
                                                ------------        ------------

Cash Flows from Financing Activities:

     Payments received from Note Receivable           17,295             16,129
                                                ------------       ------------

       Net Cash Provided By financing activities      17,295             16,129
                                                ------------       ------------

Increase (Decrease) in Cash                           (2,211)             1,175

Cash, Beginning of Period                              2,552                445
                                                ------------       ------------

Cash, End of Period                             $        341       $      1,620
                                                ============       ============

Supplemental Disclosure of Cash Flow
Information:

Cash Paid for Taxes                             $        800       $        800
                                                ============       ============

Cash Paid for Interest                          $     70,127       $      8,125
                                                ============       ============


                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements

                                  June 30, 2000

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

                                  June 30, 2000

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

                                  June 30, 2000

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

As of June 30, 2000 the TMP Land Partnerships have been funded approximately $3,348,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements

                                  June 30, 2000

                                   (Unaudited)

not to exceed the average reimbursements to the General Partners for such services over the past five years. As of June 30, 2000 and December 31, 1999, the Partnership has a payable of approximately $556,929 and $418,118, respectively, including interest, due to PacWest related to the aforementioned agreements.

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

At June 30, 2000, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of June 30, 2000 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

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



                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements

                                  June 30, 2000

                                   (Unaudited)

Note 7 - Note Payable

The Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note was originally due on August 1, 1999. The
Partnership paid an extension fee of approximately $5,400 to extend the due date of the note until August 1, 2002. The interest rate was reduced from 13% to 12% per annum and is payable in monthly installments of $1,250. As of June 30, 2000, $68,489 of interest has been paid and capitalized to investment in unimproved land.

Note 8 - Note Receivable

The Partnership sold a parcel of land in 1995 and as part of the sale proceeds received a note for $141,000. The note is secured by a deed of trust and is due in September 2000. Interest accrues at 7 percent per annum, and monthly payments of principal and interest of $3,000 began in August 1996. During the six month period ended June 30, 2000, approximately $705 of interest was received on this note receivable.

Note 9 - Property Taxes Payable

A portion of the property taxes payable of $113,647 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for a payment in April 2000 and for three payments in April in subsequent years. The April 2000 payment of approximately
$63,000 was paid by the Partnership. The additional liability relates to current property taxes that were due in April 2000, not yet paid. Approximate amounts due on the payment plan are as follows:


       April 10, 2001                        $ 54,500
       April 10, 2002                          27,250
       April 10, 2003                          27,250
                                             --------
                                             $109,000
                                             ========


These amounts will increase as interest accrues at a monthly rate of 1.5% on the remaining balance.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                  June 30, 2000

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                  June 30, 2000

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

Fiscal Quarters Ended June 30, 2000 and 1999

Partnership revenues during the three and six month periods ended June 30, 2000 and 1999 consisted primarily of interest income. No properties were sold during the periods presented.

Investing activities for the six months ended June 30, 2000 and 1999 used approximately $51,000 and $65,000 of cash, respectively; mainly to pay development and carrying costs of the land held for investment. Financing activities for the six months ended June 30, 2000 and 1999 provided approximately $17,000 and $16,000, respectively from the payments received on the note receivable.

Total expenses for the three months ended June 30, 2000 compared with the three months ended June 30, 1999, increased by approximately $5,400 due primarily to increases in Outside Professional Services and Interest Expense. Interest Expense increased by $6,673 pursuant to the Financing Agreement with PacWest entered into April 1, 1998. During the six-month period ended June 30, 2000 PacWest contracted with a consultant to provide the Partnership with certain expertise. The addition of this consultant is the primary explanation for the increase of $2,551 in Outside Professional Services for the three-month period ended June 30, 2000. These increases were partially offset by a decrease in General & Administrative Expenses of approximately $3,000 due to reductions in Office Supplies and Postage & Copies.

Total expenses for the six months ended June 30, 2000 compared with the six months ended June 30, 1999, increased by approximately $18,000 due primarily to increases in Accounting & Financial Reporting, Outside Professional Services and Interest Expense.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                  June 30, 2000

Interest Expense increased by $9,486 pursuant to the Financing Agreement with PacWest entered into April 1, 1998. Accounting & Financial Reporting increases are directly related to the timing and the costs incurred to prepare audit and file the appropriate financial information for the Partnership. During the six-month period ended June 30, 2000 PacWest contracted with a consultant to provide the Partnership with certain expertise. The addition of this consultant is the primary explanation for the increase of $5,728 in Outside Professional Services for the six-month period ended June 30, 2000. These increases were partially offset by a decrease in General & Administrative Expenses of approximately $2,100 due to reductions in Office Supplies and Postage & Copies.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest.

Property Taxes Payable decreased by approximately $34,000 primarily due to the payment of approximately $63,000 due on the installment plan discussed in Note
9. The decrease was partially offset by an increase due to current property taxes that were due in April 2000 not yet paid and the accrual of the 1.5% monthly interest on the remaining balance of the installment plan taxes.

The Partnership had nine properties as of June 30, 2000 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners. As of June 30, 2000, three of the Partnerships' properties were listed for sale. Sales prices range from $46,000 to $500,000.

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                  June 30, 2000

The Partnership owns land in the Riverside and San Bernardino counties. That region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.

In March 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and the TMP Land Partnerships. PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement.

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

As of June 30, 2000 the TMP Land Partnerships have been funded approximately $3,348,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

The Partnership is currently soliciting third party financing for a total of $315,000.

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

Date:  August 15, 2000

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