Form 10QSB
period 2000-09-30
TMP INLAND EMPIRE V LTD
filed 2000-11-15
CIK 885049

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000
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

Balance  Sheets as of September  30, 2000 and December 31, 1999,  Statements  of
Operations for the three and nine months ended  September 30, 2000 and 1999, and
Statements of Cash Flows for the nine months ended September 30, 2000 and 1999.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal  recurring  nature  necessary for a fair  statement of (a) the results of operations  for the three and nine months ended  September 30, 2000 and 1999 (b)
the  financial  position at of September 30, 2000 and (c) the cash flows for the nine  months  ended  September  30,  2000  and  1999.  Interim  results  are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                September 30,       December 31,
                                                        2000              1999
                                                   (unaudited)
                                                --------------     --------------
Assets

Cash .........................................      $   227,257     $     2,552
Note Receivable (Note 8) .....................            1,131          27,303
Prepaid & Other Expenses ......................      28,955             730
Investment in Unimproved Land, net (Note 1) ...       5,037,079       4,931,409
                                                    -----------     ------------

     Total Assets ................................  $ 5,294,422     $ 4,961,994
                                                    ===========     ============

                        Liabilities and Partners' Capital

Accounts Payable & Accrued Expenses ........... $     4,685     $     1,985
Due to Affiliates (Note 5 and 6) ...............        585,599         418,118
Property Taxes Payable (Note 9) ................        107,896         148,135
Franchise Tax Payable ..........................            800             800
Commission Payable to Affiliate (Note 6) .......          5,400           5,400
Notes Payable (Note 7) .........................        440,000         125,000
                                                    -----------     ------------

     Total Liabilities .........................      1,144,380         699,438
                                                    -----------     ------------
General Partners ...............................        (47,680)        (46,555)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding ...................      4,197,722       4,309,111
                                                    -----------     ------------

    Total Partners' Capital ....................      4,150,042       4,262,556
                                                    -----------     ------------

    Total Liabilities and Partners' Capital ....    $ 5,294,422     $ 4,961,994
                                                    ===========     ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended
                                                    September 30,  September 30,
                                                            2000           1999
                                                     ------------   ------------

Income
     Interest ....................................      $  1,220       $    722
                                                        --------       ---------

Total Income .....................................         1,220            722
                                                        --------       ---------

Expenses
     Accounting & Financial Reporting ............     7,626          4,626
     Outside Professional Services ...............        11,328          5,418
     General  & Administrative ...................     2,323          4,273
     Interest ....................................        17,030          9,518
                                                        --------       ---------

Total Expenses ...................................        38,307         23,835
                                                        --------       ---------

Net Loss .........................................      $(37,087)      $(23,113)
                                                        ========       =========

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate: .........      $   (371)      $   (231)
                                                        ========       =========

     Limited Partners, in the Aggregate: .........      $(36,716)      $(22,882)
                                                        ========       =========

     Limited Partners, per Equity Unit: ..........      $  (3.67)      $  (2.29)
                                                        ========       =========

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                         Nine months Ended
                                                    September 30,  September 30,
                                                            2000           1999
                                                     ------------   ------------

Income
     Interest ....................................     $   1,925      $   2,593
                                                       ---------      ----------

Total Income .....................................         1,925          2,593
                                                       ---------      ----------

Expenses
     Accounting & Financial Reporting ............    31,549         23,747
     Outside Professional Services ...............        29,634         18,041
     General  & Administrative ...................     8,440         12,437
     Interest ....................................        44,016         27,017
                                                       ---------      ----------

Total Expenses ...................................       113,639         81,242

Loss Before Taxes ................................      (111,714)       (78,649)

     State Franchise Tax .........................          (800)          (800)
                                                       ---------      ----------

Net Loss .........................................     $(112,514)     $ (79,449)
                                                       =========      ==========

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate: .........     $  (1,125)     $    (795)
                                                       =========      ==========

     Limited Partners, in the Aggregate: .........     $(111,389)     $ (78,654)
                                                       =========      ==========

     Limited Partners, per Equity Unit: ..........     $  (11.14)     $   (7.87)
                                                       =========      ==========

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership
                             Statement of Cash Flows
                                   (unaudited)

                                                          Nine months Ended
                                                    September 30,  September 30,
                                                            2000           1999
                                                      ------------   ------------
Cash Flows from Operating Activities:
Net Loss .............................................   $(112,514)   $ (79,449)
  Adjustments to Reconcile Net Loss to Net Cash
     (Used in) Provided By Operating Activities:
     Increase in Due to Affiliates ...................     167,481      131,223
     (Increase) Decrease in Prepaid & Other Expenses . (28,225)       2,538
     Increase (Decrease) in A/P & Accrued Expenses ...   2,700          (38)
     (Decrease) Increase in Property Taxes Payable ...     (40,239)      13,120
                                                         ---------    ----------
       Net Cash (Used In) Provided By
                      Operating Activities ...........     (10,797)      67,394
                                                         ---------    ----------

Cash Flows from Investing Activities:
     Increase in Investment in Unimproved Land .......    (105,670)     (87,587)
                                                         ---------    ----------
       Net Cash Used In Investing Activities .........    (105,670)     (87,587)
                                                         ---------    ----------

Cash Flows from Financing Activities:
     Proceeds received from Notes Payable ............     315,000            0
     Payments received from Note Receivable ..........      26,172       24,407
                                                         ---------    ----------
        Net Cash Provided By financing activities ....     341,172       24,407
                                                         ---------    ----------

Net Increase in Cash .................................     224,705        4,214

Cash, Beginning of Period ............................       2,552          445
                                                         ---------    ----------

Cash, End of Period ..................................   $ 227,257    $   4,659
                                                         =========    ==========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes ..................................   $     800    $     800
                                                         =========    ==========

Cash Paid for Interest ...............................   $ 118,630    $   3,854
                                                         =========    ==========

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                               September 30, 2000
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

Accounting  Method  - The  Partnership's  policy  is to  prepare  its  financial
----------  ------
statements on the accrual basis of accounting.

Investment in Unimproved  Land - Investment in unimproved  land is stated at the
---------- -- ----------  ----
lower of cost or fair value.  All costs  associated  with the  acquisition  of a property are capitalized.  Additionally,  the Partnership capitalizes all direct carrying costs (such as interest  expense and property  taxes).  These costs are added to the cost of the  properties  and are deducted  from the sales prices to determine gains, if any, when properties are sold.

Syndication Costs - Syndication costs (such as commissions,  printing, and legal
----------- -----
fees)  totaling  $1,081,818  represent  costs  incurred  to raise  capital  and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

Use of Estimates - The  preparation of financial  statements in conformity  with
--- -- ---------
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

Income  Taxes - The entity is treated as a  partnership  for income tax purposes
------  -----
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
                               September 30, 2000
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
                               September 30, 2000
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

As  of  September  30,  2000  the  TMP  Land   Partnerships   have  been  funded
approximately  $3,080,000  by PacWest.  An addendum to the  Financing  Agreement which states  PacWest shall be entitled to increase the aggregate  amount of the loan by written  agreement  is  currently  being  approved  by both the  General
Partners and  PacWest.  Upon signing of this  addendum,  PacWest,  can, at their option and with the written agreement of the General  Partners,  make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 5 - Agreements with PacWest Inland Empire, LLC  (PacWest) (continued)

not to exceed  the  average  reimbursements  to the  General  Partners  for such services  over the past five years.  As of  September  30, 2000 and December 31,
1999,  the  Partnership  has a payable of  approximately  $585,599 and $418,118, respectively,  including interest,  due to PacWest related to the aforementioned agreements.

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

At September 30, 2000, $5,400 is payable to Regal Realty, a company wholly owned by Scott E.  McDaniel,  for services  rendered  relating to sales of  properties prior  to  1990.  Mr.  McDaniel  is a  partner  of TMP  Properties  and he was a shareholder  of TMP  Investments,  Inc.  until  September  1993 when he sold his shares  to Mr.  Passo  and Mr.  Thompson.  Ultimate  payment  of this  amount is contingent  on the limited  partners  receiving an amount equal to their capital contributions plus a cumulative,  non-compounded return of 6% per annum on their adjusted  capital  contributions.  As of September 30, 2000 the limited partners had not received and do not expect to receive such a return and  therefore  this amount is not currently due.

Approximately  $7,000  of  property  service  fees  were  paid by an  affiliated partnership,  TMP Inland Empire VI, Ltd. on behalf of the Partnership during the nine-month  period ended  September 30, 1999.  This amount was reimbursed by the
Partnership in August 1999.

See Note 5 regarding information on management of the Partnership during 2000.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 7 - Note Payable

On July 22, 1996,  the  Partnership  borrowed  $125,000 from a private  mortgage company. The note is secured by a deed of trust on a parcel of land owned by the
Partnership in Victorville, California. The note was originally due on August 1,
1999. The Partnership  paid an extension fee of  approximately  $5,400 to extend the due date of the note until  August 1, 2002.  The  interest  rate was reduced from 13% to 12% per annum and is payable in monthly  installments of $1,250.  As of September  30, 2000,  $72,239 of interest  has been paid and  capitalized  to investment in unimproved land.

On July 11, 2000, the Partnership  borrowed  $140,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the  Partnership in  Victorville,  California.  The note is due on August 8,  2003.  Fees for the origination  of  the  note  were  paid  by the  Partnership  in  the  amount  of approximately  $4,260.  Interest  accrues  at 12  percent  per annum  payable in monthly  installments of $1,400 starting  September 8, 2000. As of September 30,
2000, $2,800 of interest has been capitalized to investment in unimproved land.

On August 10, 2000, the Partnership  borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the  Partnership in  Victorville,  California.  The note is due on October 1, 2003.  Fees for the origination  of  the  note  were  paid  by the  Partnership  in  the  amount  of approximately  $11,660.  Interest  accrues at 13.5 percent per annum  payable in monthly  installments of $1,969  starting  November 1, 2000. As of September 30,
2000, $1,575 of interest has been capitalized to investment in unimproved land.

Note 8 - Note Receivable

The  Partnership  sold a parcel of land in 1995 and as part of the sale proceeds received a note for $141,000.  The note is secured by a deed of trust and is due in September 2000. Interest accrues at 7 percent per annum, and monthly payments of principal and interest of $3,000 began in August 1996.  During the nine-month period ended September 30, 2000,  approximately $829 of interest was received on this note receivable.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 9 - Property Taxes Payable

A portion of the property  taxes payable of $107,896  relates to property  taxes due for various  periods from 1994 to 1997 for which the Partnership has entered into a payment  plan.  The plan called for a payment in April 2000 and for three payments in April in subsequent  years.  The April 2000 payment of approximately
$63,000 was paid by the Partnership. The additional liability relates to current property  taxes that were due in April 2000, not yet paid.  Approximate  amounts due on the payment plan are as follows:

       April 10, 2001                        $ 49,480
       April 10, 2002                          24,740
       April 10, 2003                          24,740
                                              -------
                                              $98,960
=====================================================

These amounts will increase as interest accrues at a monthly rate of 1.5% on the remaining balance.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                               September 30, 2000

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                               September 30, 2000

The Partnership  revenues during the fiscal years ended December 31,  1996-1999;
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

Fiscal Quarters Ended September 30, 2000 and 1999
-------------------------------------------------

Partnership revenues during the three and nine-month periods ended September 30,
2000 and 1999 consisted  primarily of interest  income.  No properties were sold during the periods presented.

Investing  activities for the nine months ended September 30, 2000 and 1999 used approximately  $106,000  and  $88,000  of  cash,  respectively;  mainly  to  pay development  and  carrying  costs of the land  held  for  investment.  Financing activities  for the nine  months  ended  September  30,  2000 and 1999  provided approximately  $341,000 and $24,000,  respectively from the payments received on the note receivable and proceeds received on the notes payable.

Total  expenses for the three months ended  September 30, 2000 compared with the three months ended September 30, 1999,  increased by  approximately  $14,500 due primarily to increases in Outside  Professional  Services and Interest  Expense.
Interest  Expense  increased by $7,512 pursuant to the Financing  Agreement with
PacWest  entered into April 1, 1998.  PacWest  contracted  with a consultant  to provide the Partnership with certain expertise.  The addition of this consultant is the primary explanation for the increase in Outside Professional Services for the three-month  period ended September 30, 2000. These increases were partially offset by a  decrease  in General &  Administrative  Expenses  of  approximately
$1,950 due to reductions in Office Supplies and Postage & Copies.

Total  expenses for the nine months ended  September  30, 2000 compared with the nine months ended  September 30, 1999,  increased by  approximately  $32,400 due primarily to increases in Accounting & Financial Reporting, Outside Professional
Services & Interest.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                               September 30, 2000

Interest Expense  increased by $16,999 pursuant to the Financing  Agreement with
PacWest entered into April 1, 1998.  Accounting & Financial  Reporting increases are directly related to the timing and the costs incurred to prepare, review and file the  appropriate  financial  information  for the  Partnership.  During the nine-month period ended September 30, 2000 PacWest  contracted with a consultant to  provide  the  Partnership  with  certain  expertise.  The  addition  of this consultant is the primary  explanation for the increase in Outside  Professional
Services for the nine-month  period ended  September 30, 2000.  These  increases were  partially  offset by a decrease  in General &  Administrative  Expenses of approximately $4,000 due to reductions in Office Supplies and Postage & Copies.

Due to Affiliates  increases as the  Partnership  pays its' operating  costs. As discussed above, and pursuant to the Financing Agreement,  all funds required to pay for operating costs are received from PacWest.

Property Taxes Payable  decreased by approximately  $40,000 primarily due to the payment of  approximately  $63,000 due on the installment plan discussed in Note
9. The decrease  was  partially  offset by an increase  due to current  property taxes  that  were due in April  2000  not yet paid and the  accrual  of the 1.5%
monthly interest on the remaining balance of the installment plan taxes.

The Partnership had nine properties as of September 30, 2000 that are being held for  appreciation  and resale.  Upon the sale of each property,  the Partnership intends to payback PacWest loans,  including  interest,  and then distribute the sales proceeds, less any reserves needed for operations,  to the partners. As of
September 30, 2000, seven of the Partnerships'  properties were listed for sale.
Sales prices range from $44,000 to $500,000.

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                               September 30, 2000

On July 22, 1996,  the  Partnership  borrowed  $125,000 from a private  mortgage company. The note is secured by a deed of trust on a parcel of land owned by the
Partnership in Victorville, California. The note was originally due on August 1,
1999. The Partnership  paid an extension fee of  approximately  $5,400 to extend the due date of the note until  August 1, 2002.  The  interest  rate was reduced from 13% to 12% per annum and is payable in monthly  installments of $1,250.  As of September  30, 2000,  $72,239 of interest  has been paid and  capitalized  to investment in unimproved land.

On July 11, 2000, the Partnership  borrowed  $140,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the  Partnership in  Victorville,  California.  The note is due on August 8,  2003.  Fees for the origination  of  the  note  were  paid  by the  Partnership  in  the  amount  of approximately  $4,260.  Interest  accrues  at 12  percent  per annum  payable in monthly  installments of $1,400 starting  September 8, 2000. As of September 30,
2000, $2,800 of interest has been capitalized to investment in unimproved land.

On August 10, 2000, the Partnership  borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the  Partnership in  Victorville,  California.  The note is due on October 1, 2003.  Fees for the origination  of  the  note  were  paid  by the  Partnership  in  the  amount  of approximately  $11,660.  Interest  accrues at 13.5 percent per annum  payable in monthly  installments of $1,969  starting  November 1, 2000. As of September 30,
2000, $1,575 of interest has been capitalized to investment in unimproved land.

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership
                               September 30, 2000

50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going  property  maintenance,  reduction of existing  debt,  property taxes in arrears, appropriate entitlement costs and Partnership operations.

As  of  September  30,  2000  the  TMP  Land   Partnerships   have  been  funded
approximately  $3,080,000  by PacWest.  An addendum to the  Financing  Agreement which states  PacWest shall be entitled to increase the aggregate  amount of the loan by written  agreement  is  currently  being  approved  by both the  General
Partners and  PacWest.  Upon signing of this  addendum,  PacWest,  can, at their option and with the written agreement of the General  Partners,  make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

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

Date:  November 15, 2000

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

