Form 10KSB
period 2000-12-31
TMP INLAND EMPIRE V LTD
filed 2001-04-09
CIK 885049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000 [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange act of 1934. For the transition from _________to____________

COMMISSION FILE NO. 0-19916

TMP INLAND EMPIRE V, LTD.,
A CALIFORNIA LIMITED PARTNERSHIP
(Name of small business issuer in its charter)

CALIFORNIA                                                                                                  33-0368324
(State or other jurisdiction of                                                                             (I.R.S. Employer
incorporation or organization)                                                                              Identification No.)

801 N. PARKCENTER DRIVE, SUITE 235
SANTA ANA, CALIFORNIA                                                                              92705
(Address of principal executive offices)                                                                (Zip Code)

(714) 836-5503
(Issuer's telephone number)

Securities registered under Section 12(b) of the ExchangeAct:

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

ITEM 1.     BUSINESS

INTRODUCTION

TMP INLAND EMPIRE V, LTD., a California Limited Partnership (the “Partnership”), was formed in November 1989, of which TMP Investments, Inc., a California corporation, and TMP Properties, a California general partnership, are the general partners (the “General Partners”). The Partnership was formed to acquire, from nonaffiliated persons, parcels of unimproved real property (the “Properties”) located primarily in Riverside and San Bernardino County, California. Some of the Properties are or will be planned, zoned and mapped for single-family residential purposes, while others are or will be planned, zoned and mapped for commercial or industrial uses. Actions by the Partnership to obtain the desired general/specific plan, zoning and parcel/tract map changes by or approvals of governmental entities and to subdivide and site plan, are commonly referred to as “pre-development.”

The Properties will be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof either alone or in conjunction with a joint venture partner. If the Properties or portions thereof are developed, the Partnership intends to hold and manage the same for the production of income until such time that they determine a sale would be in the best interests of the Partnership and its limited partners (the “Limited Partners”). Upon the sale of the last property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership’s Agreement of Limited Partnership (the “Partnership Agreement”), the Partnership will be dissolved.

TMP Inland Empire V, Ltd., has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the partners in the Partnership are governed by the Partnership’s Agreement. The following statements concerning the Partnership Agreement are qualified in their entirety by the reference to the Partnership Agreement, which has been filed as an Exhibit to this Form 10-KSB in prior years.

DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units (“Unit(s)”) for all cash in multiples of $1,000 per Unit. A total of 10,000 Units are outstanding and it is not anticipated that any additional Units will be issued in the future. Outstanding Units are fully paid and non-assessable.

THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the management and control of all aspects of the business of the Partnership. On April 1, 1998, PacWest Inland Empire, LLC (“PacWest”), a California Limited Liability Company, entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. The General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances, affiliates of the General Partners, as they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the then outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership’s business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS. A Limited Partner’s capital contributed to the Partnership is subject to the risks of the Partnership’s business. Except as specifically provided in the Partnership Agreement, he is not permitted to take any part in the management or control of the business and he may not be assessed for additional capital contributions. Assuming that the Partnership is operated in accordance with the terms of the Partnership Agreement, a Limited Partner is not liable for the liabilities of the Partnership in excess of his capital contribution and share of his undistributed profits. Notwithstanding the foregoing, a Limited Partner is liable for any distributions made to him if, after such distributions, the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities, exclusive of liabilities of Limited Partners on account of their contributions, and liabilities for which recourse is limited to specific Partnership assets.

The Partnership Agreement provides that the Limited Partners shall not be bound by, or is personally liable for, the expenses, liabilities, or obligations of the Partnership.

TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See “Transferability of Units,” below.) The contingencies whereby the Partnership may be dissolved are as follows:

1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the business of the Partnership electing, by unanimous consent, one or more new General Partners to continue the Partnership’s business.

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

5. The election to continue the business of the Partnership and the appointment of a successor General Partner after the withdrawal, adjudication of bankruptcy, death or dissolution of the sole remaining General Partner;

6. The election to continue the business of the Partnership and appointment of a successor General Partner after the removal of the sole remaining General Partner, or

7. Termination and dissolution of the Partnership, other than after sale of all of the Properties and receipt of all amounts due on any seller carryback financing.

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

DISTRIBUTIONS, NET INCOME AND NET LOSS

ALLOCATION OF NET INCOME AND NET LOSS FROM OPERATIONS. Until such time that all Limited Partners have received allocations of net income from the Partnership equal to a 6% cumulative, but not compounded, preferred return on adjusted Capital Contributions (the “Preferred Return”), Net Income shall be allocated 99% to all Units, which will be further allocated among such Units on a pro rata basis, and 1% to the General Partners. Until such time that all Limited Partners have received Distributions equal to their Capital Contributions plus their Preferred Return, Net Losses shall be allocated 99% to all Units, allocated among them on a pro rata basis, and 1% to the General Partners. Thereafter, Partnership Net Income, Net Loss, and all items of Partnership deduction and credit shall be allocated 15% to the General Partners and 85% to all Limited Partners, pro rata, according to the number of Units owned. The foregoing allocations are subject to certain requirements of the Internal Revenue Code of 1986, as amended (the “Code”), as set forth in Section 4.5 of the Partnership Agreement.

ALLOCATION OF PROFITS AND LOSSES ON SALES OF PROPERTY. Profits and Losses on Sales of Property are allocated as set forth in Section 4.5(f) and 4.5(g), respectively, of the Partnership Agreement.

DISTRIBUTIONS. Distributions of Distributable Cash from Operations, if any, will be made annually within 90 days after the end of the Partnership’s fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative Distributions in an amount equal to their Capital Contributions plus their unpaid Preferred Return, after which time Distributions of Distributable Cash from Operations shall be allocated 85% to the Limited Partners and 15% to the General Partners. Except for Distributions on Dissolution described in Section 8.2 of the Partnership Agreement, Distributions of Cash from Sale or Refinancing of Partnership Properties shall be distributed to the Partners at such times as the General Partners shall determine in the same manner as Distributions of Distributable Cash from Operations. The General Partners have the right to use Cash from the Sale or Refinancing of Partnership Properties to pay seller financed debt without making a Distribution to Partners; provided, however, that sufficient funds, if available, shall be distributed to the Limited Partners to pay any resulting state or federal income tax, assuming that all such Limited Partners are in a 28% tax bracket.

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

The purchase of property to be developed or constructed is subject to more risks than is involved in the purchase of property with an operating history. In the event the General Partners decide to develop the Properties, the Partnership will be subject to the risk that there may be unanticipated delays in, or increases in costs of, development and construction as a result of factors beyond the control of the General Partners. These factors may include, among others, strikes, adverse weather, material shortages, and increases in the cost of labor and materials. Such factors can result in the increased cost of a project and corresponding depletion of the Partnership’s working capital and reserves, or loss of the Partnership’s investment as a result of foreclosure by a construction or other lender. Additional risks may be incurred where the Partnership makes periodic progress payments or other advances to the builders prior to completion of the construction. It should also be noted that the development of unimproved real property is a time-consuming process that often involves governmental approval of site and development plans, environmental studies and reports, traffic studies, and similar items.

The Partnership may enter into joint ventures in order to accomplish the development of the Properties. Such transactions may create risks not otherwise present; such as the joint venture's investment objectives may be inconsistent with the investment objectives of the partnership.

If the Partnership develops the Properties, either alone or in conjunction with joint venture partners, construction arrangements will be made at that time. As of the date of this Form 10-KSB, no arrangements have been entered into or negotiated with any person for the development of any of the Properties.

If the Partnership requires a loan to finance pre-development or development activities, or to pay off or refinance an existing loan on a given property, the availability and cost of such a loan is uncertain due to money market fluctuations. The General Partners are unable to predict the effects of such fluctuations on the Partnership. Money market conditions, which may exist if and when the Partnership seeks to obtain any financing with respect to the Partnership for development or other purposes, may make such financing difficult or costly to obtain and may have an adverse effect on the Partnership’s ability to develop the Properties. Additionally, such conditions may also adversely affect the ability of the Partnership to sell the Properties when a sale is determined to be in the best interests of the Partnership, and may affect the terms of any such sale.

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

GOVERNMENTAL POLICIES

The Partnership’s pre-development and development plans for the Properties, as well as the value of the Properties, are dependent in large part on governmental action. The following is a partial list of some, but not all, of the potential problems that could arise due to governmental action or inaction.

ZONING/PLANS/MAPS/PERMITS. Certain of the parcels are not zoned for the uses anticipated by the Partnership. Applications have been or will be made to change the zoning for certain of those parcels.

As described under Item 2.“Properties,” some Properties have already been rezoned, but no assurances can be given that all such rezoning changes will be approved. Zoning changes are dependent on, among other things, whether or not such change would be consistent with the General and Specific Plan for a given area. Further, final parcel/tract maps have not been approved for all Properties, nor have any grading or building permits been obtained. In the event that such Properties do not receive the zoning desired by the General Partners, or if final maps are not approved or permits not obtained, the value of those parcels to the Partnership and to others may be reduced and the investment results of the Partnership may be adversely affected.

GROWTH INITIATIVES. Many counties and cities in California have been subject to so called “slow growth” initiatives, which could seriously affect the ability to timely develop properties located within a county or city passing such an initiative. Although no such initiatives are currently pending, such an initiative could adversely affect the use or value of those of the Properties located within such county or city.

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

OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums changes in general or specific plans, downzoning of the Properties or unanticipated environmental regulation and special assessment district development fees could impair the value of the Properties.

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

ITEM 2.    PROPERTIES

The Partnership acquired for cash, free of monetary encumbrances, a total of fourteen properties, some of which consist of more than one parcel. All of the Properties are in the area of Southern California known as the “Inland Empire.” While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Murrieta (formerly Rancho California) on the south.

Included in this area are the communities of Perris, Sun City, Moreno Valley, Riverside, Beaumont, San Jacinto, Palm Desert, Murrieta (formerly Rancho California) and Elsinore in Riverside County, and Fontana, Rialto, Rancho Cucamonga, Ontario, San Bernardino Highlands and Chino in San Bernardino County.

The Properties are unimproved and presently produce no operating income. It is possible that future economic conditions, governmental actions or other factors may deter or prevent the Partnership from pre-developing or developing the Properties. In such event, the potential profitability, if any, with respect to the Properties would be dependent upon appreciation of the Properties and the Partnership’s ability to refinance and sell the same. There can be no assurance that the Properties, even if developed by the Partnership, can be operated or ultimately sold for a profit.

The Partnership owns or has owned the following properties:

                      Date         Purchase Date  Sales
Property              Purchased    Price          Sold              Price
---------             ---------    --------       ---------         -----

Perris 4.85 & 4.09    10-03-89  $    87,000       *                 *
                      10-03-89  $    82,000       *                 *
Rialto 10             06-08-90  $   452,000       *                 *
Adelanto 10**         11-07-89  $    90,000       07-25-90          $220,000
Adelanto 40           03-08-90  $   450,000       *                 *
Victorville 7         07-10-90  $   543,900       *                 *
Victorville 10        03-12-90  $ 1,000,000       *                 *
Victorville 40****  * 01-12-90  $   870,000       11-22-95          $241,000
Victorville 10***   * 11-26-91  $   181,000       03-09-92          $ 52,830
Victorville 76.97     02-20-90  $ 1,100,500       *                 *
Victorville 64        04-10-90  $   864,000       *                 *
Victorville 75        04-16-90  $ 1,012,000       *                 *

Victorville 63.41     04-23-90  $   768,000       *                 *
Adelanto 4.49         05-25-90  $   260,000       *                 *

      *  These Properties are owned by the Partnership as of December 31, 2000
    **   Sellers first trust deed was foreclosed on and property subsequently resold.
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

The Properties are approximately 2.5 miles west of I-215 (the Escondido Expressway) and one mile south of the present alignment of Highway 74 (the Ortega Highway).

Currently there is well water, electricity and septic tank sewage available to the properties. Current zoning is rural residential.

RIALTO 10. In place of the Perris 18 parcel discussed in the Offering Circular, the Partnership purchased the Rialto 10 parcel, a 10-acre parcel zoned for Industrial. The property is located at Tamarind and Alder, north of Baseline and south of Highland. Current zoning is industrial.

This property is currently in escrow for $400,000. Escrow officially opened on December 11, 2000 and the anticipated closing date is September 2001.

ADELANTO 40. This approximately 40 net acre parcel is located at the southwest corner of Air Base Road and Beaver Street in the City of Adelanto. When this property was purchased it was zoned R-1 (single family residential). Due to a General Plan Amendment it is now zoned Light Manufacturing and M-1(manufacturing industrial). The City has, from its own funds, paved Air Base Road to within 1/4 mile of the property. The property is currently listed for sale for $209,000.

VICTORVILLE 7 & 10. These two Properties of approximately seven acres and ten acres, occupy the Southwest and Northwest corners of Mojave Drive and Amethyst in the City of Victorville.

The properties are currently both zoned C-2, general commercial, and utilities and sewer are currently approximately one mile to the east. Mojave Drive is now a four lane paved road through Victorville from Interstate 15 to Highway 395. The seven-acre parcel has all offsite improvements completed. Each of these properties is currently listed for sale for $300,000.

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

In November 1995, the Partnership sold 29 acres for $241,000, retaining 11 acres that have C-2 (commercial) zoning. The property is currently listed for $300,000.

VICTORVILLE 10. This 10-acre parcel is zoned residential and is located on Seneca Road west of Mesa Linda. In March 1992, the Partnership sold approximately 3 acres for $52,830 to Southern California Edison. The property currently consists of 6.94 acres. The property is currently listed for $44,000.

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

ADELANTO 4.49. The Adelanto 4.49 parcel, located on the northwest corner of Yucca and Bellflower, is listed for $38,000.

ITEM 3.    LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 2000.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2000, there were approximately 1,003 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1996 - 2000.

CASH DISTRIBUTIONS

There were no cash distributions during the years ended December 31, 1996 - 2000.

A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 “Business”, under the subcaption “Distributions, Net Income and Net Loss.”

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1996 - 2000, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

(UNAUDITED)
YEAR ENDED DECEMBER 3
1 (Not Covered By Auditor's Report)

                        2000        1999       1998         1997        1996
                        ----        ----       ----         ----        ----

Total Income ......$     4,680 $     3,169 $     5,039 $     8,417  $     2,002
                   =========== =========== =========== ===========  ===========

Net Loss ..........$(2,245,294)$  (110,901)$  (112,319)$   (33,920) $(3,926,654)
                   =========== =========== =========== ===========  ===========

Net Loss per Unit* $   (224.53)$    (11.09)$    (11.23)$     (3.39) $   (392.67)
                   =========== =========== =========== ===========  ===========

Cash distribution/
Unit*              $     (--)  $     (--)  $     (--)  $     (--)   $     (--)
                   =========== =========== =========== ===========  ===========

Total assets ......$ 3,186,896 $ 4,961,994 $ 4,850,923 $ 4,799,621  $ 4,785,795
                   =========== =========== =========== ===========  ===========

* (Based on 10,000 Units outstanding at December 31, 1996 - 2000)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Partnership’s management believes is relevant to an assessment and understanding of the Partnership’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this Report.

This Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by that section. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership’s property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in “Risk Factors” sections of this report. The Partnership’s actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements.

Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2000 and 1999.

During the period from inception (November 16, 1989) through December 31, 1990, the Partnership was engaged primarily in the sale of Units and the investment of the subscription proceeds to purchase parcels of unimproved real property.

In 1995, the Partnership sold 29 acres of the “Victorville 40” property for a loss of $561,841. The sale generated cash of $69,327 and a note for $141,000. In addition, a nominal amount of interest income was earned on funds held.

The Partnership revenues during the fiscal years ended December 31, 1996-2000, consisted primarily of interest income earned on funds held, and income from the forfeiture by potential buyers of non-refundable escrow deposits.

The Partnership recognized a loss in 1996 due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California’s real estate market.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31, 2000 and 1999

In 2000, the Partnership experienced a loss due to the write-down in value of the Partnership land of $2,084,031. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties. This write down is recorded as Decline in Market Value in the Statements of Operations for the year ended December 31, 2000.

Partnership revenues during years ended December 31, 2000 and 1999 consisted primarily of interest income. No properties were sold during the periods presented.

Investing activities for the years ended December 31, 2000 and 1999 used approximately $124,000 and $144,000 of cash, respectively; mainly to pay development and carrying costs of the land held for investment. Financing activities for the years ended December 31, 2000 and 1999 provided approximately $342,000 and $33,000, respectively from the payments received on the note receivable and proceeds received on the notes payable.

Total expenses for the year ended December 31, 2000 compared with the year ended December 31, 1999, increased by approximately $51,900 due primarily to increases in Accounting & Financial Reporting, Outside Professional Services & Interest. Interest Expense increased by $25,221 pursuant to the Financing Agreement with PacWest entered into April 1, 1998. Accounting & Financial Reporting increases are directly related to the timing and the costs incurred to prepare, review and file the appropriate financial information for the Partnership. During the year ended December 31, 2000, PacWest contracted with a consultant to provide the Partnership with certain expertise. The addition of this consultant is the primary explanation for the increase in Outside Professional Services for the year ended December 31, 2000. These increases were partially offset by a decrease in General & Administrative Expenses of $5,739 due to reductions in Office Supplies and Postage & Copies.

Due to Affiliates increases as the Partnership pays its' operating costs.

Property Taxes Payable decreased by approximately $40,000 primarily due to the payment of approximately $63,000 due on the installment plan discussed in Note 9. The decrease was partially offset by an increase due to current property taxes that were due in April & December 2000 not yet paid and the accrual of the 1.5% monthly interest on the remaining balance of the installment plan taxes.

The Partnership had nine properties as of December 31, 2000 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

On July 22, 1996, the Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note was originally due on August 1, 1999. The Partnership paid an extension fee of approximately $5,400 to extend the due date of the note until August 1, 2002. The interest rate was reduced from 13% to 12% per annum and is payable in monthly installments of $1,250. As of December 31, 2000, $75,989 of interest has been paid and capitalized to investment in unimproved land.

On July 11, 2000, the Partnership borrowed $140,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 8, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $4,260. Interest accrues at 12 percent per annum payable in monthly installments of $1,400 starting September 8, 2000. As of December 31, 2000, $7,000 of interest has been capitalized to investment in unimproved land.

On August 10, 2000, the Partnership borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on October 1, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $11,660. Interest accrues at 13.5 percent per annum payable in monthly installments of $1,969 starting November 1, 2000. As of December 31, 2000, $5,513 of interest has been capitalized to investment in unimproved land.

The Partnership owns land in the Riverside and San Bernardino counties. That region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.

In March 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and the TMP Land Partnerships. PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a “distribution fee” as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership’s properties, and the funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

As of December 31, 2000 the TMP Land Partnerships owe PacWest approximately $2,856,000, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest is paid an annual fee of $11,520 for its administrative services.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

                                                                   Page No.

For the fiscal years ended December 31, 2000 and 1999

         Report of Independent Auditors                            18

         Balance Sheets as of December 31, 2000 and 1999           19

         Statements of Operations for the years ended
         December 31, 2000 and 1999                                20

         Statements of Partners' Capital for the years ended
         December 31, 2000 and 1999                                21

         Statements of Cash Flows for the years ended
         December 31, 2000 and 1999                                22

         Notes to Financial Statements                             23 - 28

         Financial Statement Schedules                             29, 30

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire V, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire V, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire V, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 17, 2001

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Balance Sheets
December 31, 2000 and 1999

                                                           2000           1999
                                                           ----           ----

                                     Assets

Cash .............................................     $  191,146     $    2,552
Note Receivable (Note 8) .........................              0         27,303
Prepaid & Other Expenses .........................         24,250            730
Investment in Unimproved Land, net (Note 1) ......      2,971,500      4,931,409
                                                       ----------     ----------

     Total Assets ................................     $3,186,896     $4,961,994
                                                       ==========     ==========

                        Liabilities and Partners' Capital

Accrued Expenses .............................        $    16,014     $    1,985
Due to Affiliates (Note 5 and 6) .............            597,044        418,118
Property Taxes Payable (Note 9) ..............            110,376        148,135
Franchise Tax Payable ........................                800            800
Commission Payable to Affiliate (Note 6) .....              5,400          5,400
Notes Payable (Note 7) .......................            440,000        125,000
                                                       ----------     ----------

     Total Liabilities .......................          1,169,634        699,438
                                                       ----------     ----------

General Partners .............................            (69,008)       (46,555)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding .................          2,086,270      4,309,111
                                                       ----------     ----------

    Total Partners' Capital ..................          2,017,262      4,262,556
                                                       ----------     ----------

 Total Liabilities and Partners' Capital .....         $3,186,896     $4,961,994
                                                       ==========     ==========

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Statements of Operations
For the Years Ended December 31, 2000 and 1999

                                                      2000          1999

Income
     Interest ................................     $     4,680      $     3,169
                                                   -----------      -----------

Total Income .................................           4,680            3,169
                                                   -----------      -----------

Expenses
     Accounting & Financial Reporting ........          53,936           35,633
     Decline in Market Value .................       2,084,031                0
      Outside Professional Services ..........          40,290           26,202
     General  & Administrative ...............           9,248           14,987
     Interest ................................          61,669           36,448
                                                   -----------      -----------

Total Expenses ...............................       2,249,174          113,270
                                                   -----------      -----------

Loss Before Income Taxes .....................      (2,244,494)        (110,101)

State Franchise Tax ..........................             800              800
                                                   -----------      -----------

Net Loss .....................................     $(2,245,294)     $  (110,901)
                                                   ===========      ============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:           $   (22,453)       $  (1,109)
                                                   ============       ==========

     Limited Partners, in the Aggregate:           $(2,222,841)        (109,792)
                                                   ============       ==========

     Limited Partners, per Equity Unit:                (222.28)       $  (10.98)
                                                    ===========       ==========

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Statements of Partners' Capital
For the Years Ended December 31, 2000 and 1999

                                  General          Limited
                                 Partners         Partners          Total
                                 --------         --------          -----

Partners' Capital (Deficit),   $ (45,446)      $ 4,418,903       $ 4,373,457
December 31, 1998
Net Loss for 1999                 (1,109)         (109,792)         (110,901)
                                  -------         ---------         ---------

Partners' Capital (Deficit),     (46,555)        4,309,111         4,262,556
December 31, 1999
Net Loss for 2000                (22,453)       (2,222,841)       (2,245,294)
                                 --------       -----------       -----------

Partners' Capital (Deficit),   $ (69,008)      $ 2,086,270       $ 2,017,262
December 31, 2000              ==========      ===========       ===========

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE V, LTD
A California Limited Partnership

Statements of Cash Flows
For the Years Ended December 31, 2000 and 1999

                                                      2000           1999

Cash Flows from Operating Activities:

Net Loss ...........................................$(2,245,294)   $  (110,901)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used In) Provided By Operating Activities:
     Decline in Market Value .......................  2,084,031              0
     Increase in Due to Affiliates .................    178,926        191,381
     (Increase) Decrease in Prepaid & Other
     Expenses                                           (23,520)         2,538
     Increase (Decrease) in Accrued Expenses .......     14,029           (791)
     (Decrease) Increase in Property Taxes Payable .    (37,759)        31,382
                                                     ----------    -----------
       Net Cash (Used In) Provided By
          Operating Activities .....................    (29,587)       113,609
                                                     ----------    -----------

Cash Flows from Investing Activities:
     Decrease in Investment in Unimproved Land .....   (124,122)      (144,332)
                                                     ----------    -----------
       Net Cash Provided By Investing Activities ...   (124,122)      (144,332)
                                                     ----------    -----------

Cash Flows from Financing Activities:
     Borrowings on Notes Payable ...................    315,000              0
     Payments received from Note Receivable ........     27,303         32,830
                                                     ----------    -----------
       Net Cash Provided By Financing Activities ...    342,303         32,830
                                                     ----------    -----------

Net Increase in Cash ...............................    188,594          2,107

Cash, Beginning of Period ..........................      2,552            445
                                                     ----------    -----------

Cash, End of Period ................................$   191,146    $     2,552
                                                    ===========    ===========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes ................................$       800    $       800
                                                    ===========    ===========

Cash Paid for Interest .............................$   143,833    $    20,190
                                                    ===========    ===========

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

Note 1 - General and Summary of Significant Accounting Policies

General - TMP Inland Empire V, Ltd. (the Partnership) was organized in 1989 in accordance with the provisions of the California

Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

Accounting Method - The Partnership’s policy is to prepare its financial statements on the accrual basis of accounting.

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

Syndication Costs - Syndication costs (such as commissions, printing, and legal fees) totaling $1,081,818 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners’ capital (see Note 3).

Cash, Cash Equivalents and Credit Risk – The Partnership considers all unrestricted highly liquid investments purchased with maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value. The Partnership maintains its cash accounts at institutions that are insured by the Federal Deposit Insurance Corporation. At times, the Partnership may maintain cash balances that exceed the insurance limits of $100,000 per bank. However, the Partnership considers its credit risk associated with cash and cash equivalents to be minimal.

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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

Note 1 - General and Summary of Significant Accounting Policies (continued)

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

Note 3 - Partners Contributions

The Partnership offered for sale 10,000 units at $1,000 each to qualified investors. As of December 31, 1990, all 10,000 units had been sold for total limited partner contributions of $10,000,000. There have been no contributions made by the general partners since its formation. As described in Note 1, syndication costs have been recorded as a reduction in partners’ capital.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

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

Note 5 - Agreements with PacWest

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners’ distributions; referred to as a “distribution fee” as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership’s properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

As of December 31, 2000 the TMP Land Partnerships owe PacWest approximately $2,856,000, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

Note 5 - Agreements with PacWest (Con't)

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short-term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of December 31, 2000 and 1999, the Partnership has a payable of $597,044 and $418,118, respectively, including interest to PacWest related to the aforementioned agreements.

Note 6 - Related Party Transactions

Syndication costs (see Notes 1 and 3) netted against partners’ capital contributions include $1,000,000 of selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

Note 6 - Related Party Transactions (continued)

Investment in unimproved land includes acquisition fees of $617,562 paid in prior years to TMP Properties, TMP Investments, Inc., and the general partners, for services rendered in connection with the acquisition of the properties.

As of December 31, 2000 and 1999, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the Limited Partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31, 2000 the limited partners had not received such a return and therefore this amount is not currently due.

Approximately $7,000 of property service fees were paid by an affiliated partnership, TMP Inland Empire VI, Ltd. on behalf of the Partnership during the year ended December 31, 1999. This amount was reimbursed by the Partnership in August 1999.

Note 7 - Notes Payable

On July 22, 1996, the Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note was originally due on August 1, 1999. The Partnership paid an extension fee of approximately $5,400 to extend the due date of the note until August 1, 2002. The interest rate was reduced from 13% to 12% per annum and is payable in monthly installments of $1,250. As of December 31, 2000, $75,989 of interest has been paid and capitalized to investment in unimproved land.

On July 11, 2000, the Partnership borrowed $140,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 8, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $4,260. Interest accrues at 12 percent per annum payable in monthly installments of $1,400 starting September 8, 2000. As of December 31, 2000, $7,000 of interest has been capitalized to investment in unimproved land.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

Note 7 - Notes Payable (continued)

On August 10, 2000, the Partnership borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on October 1, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $11,660. Interest accrues at 13.5 percent per annum payable in monthly installments of $1,969 starting November 1, 2000. As of December 31, 2000, $5,513 of interest has been capitalized to investment in unimproved land.

Note 8 - Note Receivable

The Partnership sold a parcel of land in 1995 and as part of the sale proceeds received a note for $141,000. The note is secured by a deed of trust and was due on September 29, 2000. Interest accrued at 7 percent per annum, and monthly payments of principal and interest of $3,000 began in August 1996. During the years ended December 31, 2000 and 1999, approximately $835 and $3,169, respectively, of interest was received on this note receivable. This note was paid in full on October 3, 2000.

Note 9 - Property Taxes Payable

The property taxes payable of $110,376 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan and approximately $7,000 of current property taxes that were due in December 2000, not yet paid. The plan calls for payments beginning in April 2000 and for three payments in April in each subsequent year to follow. The April 2000 payment of approximately $63,000 was paid by the Partnership. Approximate amounts due on the payment plan are as follows:

       April 10, 2001                        $ 43,250
       April 10, 2002                          30,082
       April 10, 2003                          30,081
                                              -------
                                             $103,413
                                             ========

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

Note 10 - Decline in Market Value

In 2000, the Partnership experienced a loss due to the write-down in value of the Partnership land of $2,084,031. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties. This write down is recorded as Decline in Market Value in the Statements of Operations for the year ended December 31, 2000.

TMP INLAND EMPIRE V, LTD
(A California Limited Partnership
) Schedule II - Real Estate and Accumulated Depreciation
(Schedule XI, Rule 12-28, for SEC Reporting Purposes
For the Year Ended December 31, 2000

COLUMN         A                  B           C           D             E           F             G            H          I

                                        COSTS CAPITALIZED
                                           SUBSEQUENT                Gross
                                         TO ACQUISITION              amount at                                            Estimated
                                    Initial              Carrying which Carried   Accumulated     Date of       Date    Depreciable
Description of Assets Encumbrances   Cost    Improvement   Cost    at Year-End    Depreciation  Construction   Acquired      Life

Unimproved land -     $    422  $   188,874  $    0   $    31,210  $    220,084        -0-           N/A         10/3/89       N/A
Perris, CA
Unimproved land -     $ 17,489  $   490,180  $    0   $    99,151  $    589,331        -0-           N/A          6/8/90       N/A
Rialto, CA
Unimproved land -     $  8,732  $   490,593  $    0   $    87,684  $    578,277        -0-           N/A         5/25/90       N/A
Adelanto, CA
Unimproved land -     $    482  $   287,351  $    0   $    46,630  $    333,981        -0-           N/A          3/8/90       N/A
Adelanto, CA
Unimproved land -     $125,000  $   591,209  $    0   $   148,595  $    739,804        -0-           N/A         7/10/90       N/A
Victoville, CA
Unimproved land -     $177,296  $ 1,090,017  $    0   $   167,261  $  1,257,278        -0-           N/A         3/12/90       N/A
Victorville, CA
Unimproved land -     $140,562  $   272,140  $    0   $    47,599  $    319,739        -0-           N/A         1/12/90       N/A
Victorville, CA
Unimproved land -     $ 80,018  $ 4,129,824  $  722   $   631,196  $  4,761,742        -0-           N/A     2/20/90, 4/23/90,
Victorville, CA                                                                                              4/16/90, 4/10/90
                                                                                                                               N/A
Unimproved land -     $    375  $   138,751  $    0   $    39,274  $    178,025        -0-           N/A        11/26/91       N/A
Victorville, CA

                      $ 550,376  $ 7,678,939  $  722  $ 1,298,600  $  8,978,261        -0-
                        =======    =========     ===    =========     =========        ===

Less valuation allowance:                                          $  6.006,761
                                                                      ---------

Net carrying value                                                 $  2,971,500
                                                                      =========

Reconciliation of carrying amount

Beginning balance                        $  4,931,409
Increase in Valuation Allowance            (2,084,031)

Additions - Carrying Costs                    124,122
                                            ---------

Ending balance                           $  2,971,500
                                            =========

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
                                           SUBSEQUENT                    Gross
                                         TO ACQUISITION                amount at                                          Estimated
                                      Initial              Carrying  which Carried  Accumulated   Date of     Date     Depreciable
Description of Assets Encumbrances  Cost    Improvement  Cost       at Year-End Depreciation Construction Acquired       Life

Unimproved land -        $     -0-   $  188,874  $    0  $   27,569  $    216,443        -0-         N/A         10/3/89        N/A
Perris, CA
Unimproved land -        $  21,905   $  490,180  $    0  $   88,034  $    578,214        -0-         N/A         6/8/90         N/A
Rialto, CA
Unimproved land -        $      -0-  $  287,351  $    0  $   45,513  $    332,864        -0-         N/A         5/25/90        N/A
Adelanto, CA
Unimproved land -        $   10,038  $  490,593  $    0  $   80,079  $    570,672        -0-         N/A         3/8/90         N/A
Adelanto, CA
Unimproved land -        $  125,000  $  591,209  $    0  $  129,498  $    720,707        -0-         N/A         7/10/90        N/A
Victoville, CA
Unimproved land -        $  19,517   $1,090,017  $    0  $  139,268  $  1,229,285        -0-         N/A         3/12/90        N/A
Victorville, CA
Unimproved land -        $     -0-   $  272,140  $    0  $   34,425  $    306,565        -0-         N/A         1/12/90        N/A
Victorville, CA
Unimproved land -        $  96,675   $4,129,824  $  722  $  591,570  $  4,722,116        -0-         N/A     2/20/90, 4/23/90,
Victorville, CA                                                                                             4/16/90, 4/10/90   N/A

Unimproved land -        $           $  138,751  $    0  $   38,522  $    177,273        -0-         N/A        11/26/91        N/A
Victorville, CA

                         $ 273,135   $7,678,939  $  722  $1,174,478  $  8,854,139        -0-
                           =======    =========     ===   =========     =========        ===

Less valuation allowance:                                            $  3,922,730
                                                                        ---------

Net carrying value                                                   $  4,931,409
                                                                        =========

Reconciliation of carrying amount

Beginning balance                        $  4,787,077

Additions - Carrying Costs                    144,332
                                            ---------

Ending balance                           $  4,931,409
                                            =========

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executive officers. The General Partners provides management of the Partnership. On April 1, 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership.

TMP Properties, a California general partnership, and TMP Investments, Inc., a California corporation, are the General Partners of the Partnership. TMP Properties was formed on July 14, 1978. TMP Properties’ principal business has been the acquisition of undeveloped land and the coordination of activities necessary to add value to such land, primarily through the pre-development process. It has syndicated numerous private real estate limited partnerships, and eleven public real estate limited partnerships. All of the properties purchased by such partnerships were located in the Western United States, primarily in the State of California. Each of such limited partnerships involved a specified real property program in which TMP Properties or TMP Investments, Inc was the general partner. The general partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel, and the shareholders of TMP Investments, Inc. are William O.Passo and Anthony W. Thompson.

The individual partners of TMP Properties are listed below, together with information regarding their employment experience and background.

TMP Investment Inc., a California corporation, was formed on December 12, 1984. TMP Investments Inc. has served in the capacity of a co-General Partner in all of the TMP sponsored programs since December 1984. In 1993, TMP Investments Inc. began serving as sole General Partner in all TMP sponsored partnerships. TMP Investments Inc. has been and will continue to be engaged in asset management, real estate accounting, budgetary services, and partnership management on behalf of existing limited partnerships and limited partnerships, which it sponsors in the future. The shareholders of TMP Investments, Inc. were William O. Passo, Anthony W. Thompson, and Scott E. McDaniel until September 1993, when Mr. McDaniel sold his share of TMP Investments Inc. to Mr. Passo and Mr. Thompson.

WILLIAM O. PASSO, 59 is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 54, is a Director and Vice President of TMP Investments Inc. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 54, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11. EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 2000, the Partnership paid fees to the General Partners for various services in the amount of $140,326 of which none was paid in the year ended December 31, 2000. (See Item 13. “Certain Relationships and Related Transaction”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, the Partnership had 10,000 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2000 by each officer, director and general partner of the General Partners and by all such persons as a group.

                                    Number of                 Percent of
Name of Beneficial Owner            Units                     Class
------------------------            --------                  ---------

William O. Passo                    40                        0.40%

Anthony W. Thompson                 10                        0.10%

All officers, directors and         50                        0.50%
general partners as a group

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 2000. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                      Amount Paid from
Form of Compensation                                                  Formation through
and Recipient             Description of Payment                      December 31, 2000
----------------------    -----------------------                     ------------------

Selling Commission and    Up to a maximum of 10% of gross             $1,009,704
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

Management Fees           portion thereof, a commission equal to
(General Partners or an   7% for the first years rent (net lease
affiliate) lease)         or 6% of the first year's rent
                          (gross lease) decreasing to 2.5% (net
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
                          Contributions plus a cumulative, non-
                          compounded return of 6% per annum on
                          their Adjusted Capital Contributions.

Subordinated Real         Real estate commissions with respect to     $-0-
Estate Commission         the sale of Properties which are equal
(General Partners         to the lesser of:  (I) 3% of the gross
or an Affiliate)          sales price of a Property; equal to
                          one-half the normal and competitive
                          rate charged by unaffiliated parties,
                          but payment shall be subordinated to a
                          return of all Limited Partners'Capital
                          contributions, plus a cumulative,
                          noncompounded return of 6% per
                          annum on their Adjusted Capital
                          Contributions.

SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $1,009,704 (including due diligence fees) and reimbursed the General Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $29,753. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. During the operating stage, the partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the limited Partners have received allocations of Net Income equal to a cumulative, noncompounded return of 6% on their Adjusted Capital Contributions (the “Preferred Return”); and thereafter, the General Partners will have a 15% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 85% interest therein. Net Losses will be allocated to the partners with positive Capital Accounts, in accordance with the ratio of their positive Capital Account balances until no Partner has a positive Capital Account; and thereafter, Net Losses will be allocated 100% to the General Partners. If the General Partners or an Affiliate provides a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an Affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 15% General Partners’ participation and the Partners’ real estate commission on the sale are subordinated to a return of all Limited Partners’ Capital Contribution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

Thus, only after the Limited Partners have recovered their Capital Contributions plus the cumulative 6% return discussed above, will the General Partners’ allocation of Distributions of Distributable Cash from Operations and Cash from Sale or Refinancing of Partnership Property exceed a nominal 1% ownership interest therein. Such allocation provides built-in incentive for the General Partners to seek the optimum performance from the Partnership’s Properties.

The above discussion relating to the Partnership Management fees and leasing and property management fees as provided by the Partnership Agreement is superceded by the Financing Agreement with PacWest in April 1998. Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration. PacWest receives a management fee from the Partnership and provides overall management, administrative, and consulting services.

CONFLICTS OF INTEREST

The Partnership is subject to various conflicts of interest from its relationship with the General Partners. These conflicts include, but are not limited to:

CONFLICTS IN GENERAL. The interests for the Limited Partners may be inconsistent with those of the General Partners or their Affiliates when the General Partners must make policy decisions on behalf of the Partnership. The General Partners, for instance, might not desire to sell a Property when a sale would be advantageous to the Limited Partners because of the General Partner’s interest in Distributions of Distributable Cash from Operations and Net Proceeds from the Sale or Refinancing of the Property. Subject in certain circumstances to the approval of the holders of a majority or other specified voting percentage of the Units, the General Partners will have the discretion as to when to sell a Property or portion thereof. The timing of the sale of a Property or any portion thereof and the terms on which such sale will be made may result in a conflict of interest. Furthermore, the sale of a Property may result in the recognition of substantial taxable gain to the General or Limited Partners in different ratios depending upon the timing of such sale. Accordingly, the decisions as to when to sell a Property may be advantageous to the General Partners and disadvantageous to the Limited Partners, or vice versa. The General Partners in any event will be compelled to make any decisions with respect to the sale or retention of a Property based upon the best interests of the Partnership and its Limited Partners because of the fiduciary duty that they owe to the Limited Partners.

AVAILABILITY OF MANAGEMENT SERVICE. In April 1998, PacWest entered into a the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership.

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

        (b) The registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 2000, however, a Form 8K was filed on April 14, 1999.

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

Date: March 17,2001

                  TMP Inland Empire IV, Ltd.
                  A California Limited Partnership

                  By: TMP Investments, Inc., a California Corporation as
                      Co-General Partner

                  By:_______/S/WILLIAM O PASSO___________
                           William O. Passo, President

                  By:______/S/ANTHONY W THOMPSON_________
                           Anthony W. Thompson, Exec. VP

                  By: TMP Properties, a California General Partnership as
                      Co-General Partner

                  By:______/S/WILLIAM O PASSO____________
                           William O. Passo, General Partner

                  By:______/S/ANTHONY W THOMPSON_________
                           Anthony W. Thompson, General Partner

                  By:______/S/SCOTT E MCDANIEL___________
                           Scott E. McDaniel, General Partner

                  By: JAFCO, Inc., a California Corporation as Chief Accounting
                      Officer

                  By:______/S/JOHN A FONSECA_____________
                           John A. Fonseca, President