Form 10QSB
period 2001-03-31
TMP INLAND EMPIRE V LTD
filed 2001-05-15
CIK 885049

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001
Commission File No. 0-19916

TMP INLAND EMPIRE V, LTD.
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

Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Transitional Small Business Disclosure Format: ____Yes__X__No

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following financial statements are filed as a part of this form 10-QSB:

Balance Sheets as of March 31, 2001 and December 31, 2000, Statements of Operations for the three months ended March 31, 2001 and 2000, and Statements of Cash Flows for the three months ended March 31, 2001 and 2000.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2001 and 2000 (b) the financial position as of March 31, 2001 and (c) the cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                  March 31,       December 31,
                                                    2001              2000
                                                (unaudited)
                                               ------------       ------------
                        Assets

Cash                                         $    154,145       $    191,146
Prepaid & Other Expenses                           20,694             24,250
Investment in Unimproved Land, net (Note 1)     2,991,040          2,971,500
                                             ------------       ------------

     Total Assets                            $  3,165,879       $  3,186,896
                                             ============       ============

                        Liabilities and Partners' Capital

Accounts Payable & Accrued Expenses          $      5,060       $     16,014
Due to Affiliates (Note 5 and 6)                  617,262            597,044
Property Taxes Payable (Note 9)                   112,515            110,376
Franchise Tax Payable                               1,600                800
Commission Payable to Affiliate (Note 6)            5,400              5,400
Notes Payable (Note 7)                            440,000            440,000
                                             ------------       ------------

     Total Liabilities                          1,181,837          1,169,634
                                             ------------       ------------

General Partners                                  (69,340)           (69,008)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding                    2,053,382          2,086,270
                                             ------------       ------------

    Total Partners' Capital                     1,984,042          2,017,262
                                             ------------       ------------

    Total Liabilities and Partners' Capital  $  3,165,879       $  3,186,896
                                             ============       ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended
                                                March 31,          March 31,
                                                  2001                2000
                                              ------------       ----------

Income
     Interest                                $      2,086       $        428
                                             ------------       ------------

Total Income                                        2,086                428
                                             ------------       ------------

Expenses
     Accounting & Financial Reporting               6,341             16,046
     Outside Professional Services                  8,395              9,690
     General  & Administrative                      2,058              3,808
     Interest                                      17,712             11,282
                                             ------------       -------------

Total Expenses                                     34,506             40,826
                                             ------------       ------------

Loss Before Taxes                                 (32,420)           (40,398)

     State Franchise Tax                             (800)              (800)
                                             ------------       ------------

Net Loss                                     $    (33,220)      $    (41,198)
                                             ============       ============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:     $       (332)       $      (412)
                                             ============       ============

     Limited Partners, in the Aggregate:     $    (32,888)       $   (40,786)
                                             =============       ============

     Limited Partners, per Equity Unit:      $      (3.29)       $     (4.08)
                                             =============       ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership
                             Statement of Cash Flows
                                   (Unaudited)

                                                           Three months Ended
                                                           March 31,  March 31,
                                                             2001        2000
                                                         ------------ ----------
Cash Flows from Operating Activities:

Net Loss .............................................   $ (33,220)   $ (41,198)
  Adjustments to Reconcile Net Loss to Net Cash
     (Used in) Provided By Operating Activities:
     Increase in Due to Affiliates ...................      20,218       39,867
     Decrease in Prepaid &
     Other Expenses ............                             3,557            0
     (Decrease) Increase in A/P &
     Accrued Expenses ...                                  (10,955)       3,268
     Increase in Franchise Tax Payable ...............         800          800
     Increase in Property Taxes Payable ..............       2,139       13,683
                                                         ---------    ---------
       Net Cash (Used In) Provided By
                      Operating Activities ...........     (17,461)      16,420
                                                         ---------    ---------

Cash Flows from Investing Activities:
     Increase in Investment in Unimproved Land .......     (19,540)     (22,622)
                                                         ---------    ---------
       Net Cash Used In Investing Activities .........     (19,540)     (22,622)
                                                         ---------    ---------

Cash Flows from Financing Activities:
     Payments received from Note Receivable ..........           0        8,572
                                                         ---------    ---------
        Net Cash Provided By financing activities ....           0        8,572
                                                         ---------    ---------

Net Increase in Cash .................................     (37,001)       2,369

Cash, Beginning of Period ............................     191,146        2,552
                                                         ---------    ---------

Cash, End of Period ..................................   $ 154,145    $   4,921
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes ..................................   $       0    $       0
                                                         =========    =========

Cash Paid for Interest ...............................   $  19,499    $  47,730
                                                         =========    =========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
March 31, 2001
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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
March 31, 2001
(Unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

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
March 31, 2001
(Unaudited)

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the Limited Partners and 15 percent to the General Partners. There were no distributions in 2001 or 2000.

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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
March 31, 2001
(Unaudited)

Note 5 - Agreements with PacWest (Con't)

PacWest can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

As of March 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,075,400, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment). PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short-term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
March 31, 2001
(Unaudited)

Note 5 - Agreements with PacWest (Con't)

Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of March 31, 2001 and December 31, 2000, the Partnership has a payable of $617,262 and $597,044, respectively, including interest to PacWest related to the aforementioned agreements.

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

As of March 31, 2001 and December 31, 2000, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the Limited Partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of March 31, 2001 and December 31, 2000 the limited partners had not received such a return and therefore this amount is not currently due.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
March 31, 2001
(Unaudited)

Note 7 - Notes Payable

On July 22, 1996, the Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note was originally due on August 1, 1999. The Partnership paid an extension fee of approximately $5,400 to extend the due date of the note until August 1, 2002. The interest rate was reduced from 13% to 12% per annum and is payable in monthly installments of $1,250. As of March 31, 2001 and December 31, 2000, $79,739 and $75,989 of interest has been paid and capitalized to investment in unimproved land.

On July 11, 2000, the Partnership borrowed $140,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 8, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $4,260. Interest accrues at 12 percent per annum payable in monthly installments of $1,400 starting September 8, 2000. As of March 31, 2001 and December 31, 2000, $11,200 and $7,000 of interest has been capitalized to investment in unimproved land.

On August 10, 2000, the Partnership borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on October 1, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $11,660. Interest accrues at 13.5 percent per annum payable in monthly installments of $1,969 starting November 1, 2000. As of March 31, 2001 and December 31, 2000, $11,419 and $5,513 of interest has been capitalized to investment in unimproved land.

Note 8 - Note Receivable

The Partnership sold a parcel of land in 1995 and as part of the sale proceeds received a note for $141,000. The note is secured by a deed of trust and was due on September 29, 2000. Interest accrued at 7 percent per annum, and monthly payments of principal and interest of $3,000 began in August 1996. During the year ended December 31, 2000, approximately $835, of interest was received on this note receivable. This note was paid in full on October 3, 2000.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
March 31, 2001
(Unaudited)

Note 9 - Property Taxes Payable

The property taxes payable of $112,515 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into payment plans and approximately $14,852 of current property taxes that were due in April and December 2000 and April 2001, not yet paid. The plan calls for payments beginning in April 1999 and for four payments in April in each subsequent year to follow. The April 2000 payment of approximately $63,000 was paid by the Partnership. Approximate amounts due on the payment plan are as follows:

       April 10, 2001                        $ 42,250
       April 10, 2002                          27,707
       April 10, 2003                          27.706
                                              -------
                                              $97,663
                                              =======

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

Note 10 - Decline in Market Value

In 2000, the Partnership experienced a loss due to the write-down in value of the Partnership land of $2,084,031. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

March 31, 2001

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal year ended December 31, 2000.

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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

March 31, 2001

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

Fiscal Periods Ended March 31, 2001 and 2000

Partnership revenues during periods ended March 31, 2001 and 2000 consisted primarily of interest income. No properties were sold during the periods presented.

Investing activities for the periods ended March 31, 2001 and 2000 used $19,540 and $22,622 of cash, respectively; mainly to pay development and carrying costs of the land held for investment. Financing activities for the period ended March 31, 2000 provided $8,572 from the payments received on the note receivable.

Total expenses for the period ended March 31, 2001 compared with the period ended March 31, 2000 decreased by $6,320 due primarily to a decrease in Accounting & Financial Reporting. Accounting & Financial Reporting decreases are directly related to the timing and the costs incurred to prepare, review and file the appropriate financial information for the Partnership. This decrease was partially offset by an increase in Interest Expense of $6,430 pursuant to the Financing Agreement with PacWest entered into April 1, 1998.

Due to Affiliates increases as the Partnership pays its' operating costs. All funds required topay for operating costs are received from PacWest.

The Partnership had nine properties as of March 31, 2001 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

March 31, 2001

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

On July 22, 1996, the Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note was originally due on August 1, 1999. The Partnership paid an extension fee of approximately $5,400 to extend the due date of the note until August 1, 2002. The interest rate was reduced from 13% to 12% per annum and is payable in monthly installments of $1,250. As of March 31, 2001 and December 31, 2000, $79,739 and $75,989 of interest has been paid and capitalized to investment in unimproved land.

On July 11, 2000, the Partnership borrowed $140,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 8, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $4,260. Interest accrues at 12 percent per annum payable in monthly installments of $1,400 starting September 8, 2000. As of March 31, 2001 and December 31, 2000, $11,200 and $7,000 of interest has been capitalized to investment in unimproved land.

On August 10, 2000, the Partnership borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on October 1, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $11,660. Interest accrues at 13.5 percent per annum payable in monthly installments of $1,969 starting November 1, 2000. As of March 31, 2001 and December 31, 2000, $11,419 and $5,513 of interest has been capitalized to investment in unimproved land.

The Partnership owns land in the Riverside and San Bernardino counties. That region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

March 31, 2001

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

As of March 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,075,400, including advances & interest.

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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

March 31, 2001

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

Date:  May 11, 2001

TMP INLAND EMPIRE IV, LTD.
              A California Limited Partnership

         By: TMP Investments, Inc., a California Corporation as Co-General
             Partner

                              \s\ William O. Passo
                     By:___________________________________
                         William O. Passo, President

                              \s\ Anthony W. Thompson
                     By:__________________________________
                         Anthony W. Thompson, Exec. VP

         By:  TMP Properties, a California General Partnership as Co-General
              Partner

                              \s\ William O. Passo
                     By:___________________________________
                         William O. Passo, General Partner

                              \s\ Anthony W. Thompson
                     By:___________________________________
                        Anthony W. Thompson, General Partner

                              \S\ Scott E. McDaniel
                     By ____________________________________
                                Scott E. McDaniel

         By:    JAFCO, Inc., A California Corporation as Chief Accounting
                Officer

                   \S\ John A. Fonseca

              By ____________________________________
                                  John A. Fonseca, President