Form 10QSB
period 2001-09-30
TMP INLAND EMPIRE V LTD
filed 2001-11-14
CIK 885049

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001
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

Balance Sheets as of September 30, 2001 and December 31, 2000, Statements of Operations for the three and nine months ended September 30, 2001 and 2000, and Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2001 and 2000 (b) the financial position at of September 30, 2001 (c) the cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                              September 30,       December 31,
                                                  2001                2000
                                              (unaudited)           (audited)
                                            -------------           ---------
                                     Assets

Cash                                        $     40,772       $    191,146
Prepaid & Other Expenses                           3,082             24,250
Investment in Unimproved Land, net (Note 1)    3,025,487          2,971,500
                                               ------------    ------------

     Total Assets                           $  3,069,341       $  3,186,896
                                            ============        ===========

                        Liabilities and Partners' Capital

Accounts Payable & Accrued Expenses         $      5,060       $     16,014
Due to Affiliates (Note 5 and 6)                 657,185            597,044
Property Taxes Payable (Note 8)                   78,387            110,376
Franchise Tax Payable                                800                800
Commission Payable to Affiliate (Note 6)           5,400              5,400
Notes Payable (Note 7)                           440,000            440,000
                                            ------------       ------------

     Total Liabilities                         1,186,832          1,169,634
                                            ------------       ------------

General Partners                                 (70,355)           (69,008)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding                   1,952,864          2,086,270
                                               ---------          ---------

    Total Partners' Capital                    1,882,509          2,017,262
                                            ------------       ------------

    Total Liabilities and Partners' Capital $  3,069,341       $  3,186,896
                                            ============       ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                2001                2000
                                            ------------       ----------

Income
     Interest                               $        346       $      1,220
                                            ------------       ------------

Total Income                                         346              1,220
                                            ------------       ------------

Expenses
     Accounting & Financial Reporting              7,477              7,626
     Outside Professional Services                12,946             11,328
     Decline in Market Value                      25,000                  0
     General  & Administrative                       647              2,323
     Interest                                     19,263             17,030
                                            ------------       ------------

Total Expenses                                    65,333             38,307
                                            ------------       ------------

Net Loss                                    $    (64,987)       $   (37,087)
                                            =============       ============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:    $       (650)       $      (371)
                                            =============       ============

     Limited Partners, in the Aggregate:    $    (64,337)       $   (36,716)
                                            =============       ============

     Limited Partners, per Equity Unit:     $      (6.43)       $     (3.67)
                                            =============       ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                     Nine months Ended
                                                        September 30,
                                                2001                  2000
                                            ------------       ------------

Income
     Interest                               $      3,214       $      1,925
                                            ------------       ------------

Total Income                                       3,214              1,925
                                            ------------       ------------

Expenses
     Accounting & Financial Reporting             21,868             31,549
     Outside Professional Services                31,385             29,634
     Decline in Market Value                      25,000                  0
     General  & Administrative                     3,407              8,440
     Interest                                     55,507             44,016
                                            ------------       --------------

Total Expenses                                   137,167            113,639
                                            ------------            -------

Loss Before Taxes                               (133,953)          (111,714)

     State Franchise Tax                            (800)              (800)
                                            -------------       ------------

Net Loss                                    $   (134,753)       $  (112,514)
                                            =============       ============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:    $     (1,347)       $    (1,125)
                                            =============       ============

     Limited Partners, in the Aggregate:    $   (133,406)       $  (111,389)
                                            =============       ============

     Limited Partners, per Equity Unit:     $     (13.34)       $    (11.14)
                                            =============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership
                             Statement of Cash Flows
                                   (unaudited)

                                                    Nine months Ended
                                                        September 30,
                                                2001                2000
                                            ------------       ------------
Cash Flows from Operating Activities:

Net Loss                                    $   (134,753)       $  (112,514)
  Adjustments to Reconcile Net Loss to Net
  Cash
     Used in Operating Activities:
     Decline in Market Value                      25,000                  0
     Increase in Due to Affiliates                60,141            167,481
     Decrease (Increase) in Prepaid & Other
     Expenses                                     21,168            (28,225)
     (Decrease) Increase in A/P & Accrued
      Expenses                                   (10,954)             2,700
     (Decrease) in Property Taxes Payable        (31,989)           (40,239)
                                            -------------       ------------
       Net Cash Used In Operating Activities     (71,387)           (10,797)
                                            -------------       ------------

Cash Flows from Investing Activities:
     Increase in Investment in Unimproved
     Land                                        (78,987)          (105,670)
                                            -------------       ------------
       Net Cash Used In Investing Activities     (78,987)          (105,670)
                                            -------------       ------------

Cash Flows from Financing Activities:
     Proceeds received from Notes Payable                           315,000
     Payments received from Note Receivable            0             26,172
                                            ------------       ------------
        Net Cash Provided By financing
        activities                                     0            341,172
                                            ------------       ------------

Net (Decrease) Increase in Cash                 (150,374)           224,705

Cash, Beginning of Period                        191,146              2,552
                                            ------------       ------------

Cash, End of Period                         $     40,772       $    227,257
                                            ============       ============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                         $        800       $        800
                                            ============       ============

Cash Paid for Interest                      $     72,013       $    118,630
                                            ============       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
September 30, 2001
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
September 30, 2001
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
September 30, 2001
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
September 30, 2001
(Unaudited)

Note 5 - Agreements with PacWest (Continued)

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of September 30, 2001 the TMP Land Partnerships owe PacWest approximately $3,457,000, including advances & interest.

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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
September 30, 2001
(Unaudited)

Note 5 - Agreements with PacWest (Continued)

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of September 30, 2001 and December 31, 2000, the Partnership has a payable of $657,185 and $597,044, respectively, including interest to PacWest related to the aforementioned agreements.

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

As of September 30, 2001 and December 31, 2000, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 Ultimate payment of this amount is contingent on the Limited Partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of September 30, 2001 and December 31, 2000 the limited partners had not received such a return and therefore this amount is not currently due.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
September 30, 2001
(Unaudited)

Note 7 - Notes Payable

On July 22, 1996, the Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 1, 2002. The interest rate is12% per annum and is payable in monthly installments of $1,250. As of September 30, 2001 and December 31, 2000, $87,239 and $75,989 of interest has been paid and capitalized to investment in unimproved land.

On July 11, 2000, the Partnership borrowed $140,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 8, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $4,260. Interest accrues at 12 percent per annum payable in monthly installments of $1,400 starting September 8, 2000. As of September 30, 2001 and December 31, 2000, $19,600 and $7,000 of interest has been capitalized to investment in unimproved land.

On August 10, 2000, the Partnership borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on October 1, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $11,660. Interest accrues at 13.5 percent per annum payable in monthly installments of $1,969 starting November 1, 2000. As of September 30, 2001 and December 31, 2000, $23,231 and $5,513 of interest has been capitalized to investment in unimproved land.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
September 30, 2001
(Unaudited)

Note 8 - Property Taxes Payable

A portion of the property taxes payable of $78,387 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into a payment plan. The plan calls for amounts to be paid starting in April 2000, and every April for the next three subsequent years. The balance due under the installment plan is $60,513. Additional property tax liability of $17,874, relates to current property taxes that were due in April & December 2000 and April 2001, not yet paid. Approximate amounts due on the payment plan are as follows:

     April 10, 2002                           $30,257
     April 10, 2003                            30,256
                                              -------
                                              $60,513
                                              =======

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

Note 9 - Decline in Market Value

During the three month period ended September 30, 2001 and the year ended December 30, 2000, the Partnership experienced a loss due to the write-down in value of the Partnership land of $25,000 and $2,084,031, respectively. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

September 30, 2001

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

September 30, 2001

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Periods Ended September 30, 2001 and 2000

Partnership revenues during the three and nine month periods ended September 30, 2001 and 2000 consisted primarily of interest income. No properties were sold during the periods presented.

Total expenses for the three-month period ended September 30, 2001 compared with the three month period ended September 30, 2000 increased by $27,026 due primarily to increases in Decline in Market Value, Outside Professional Services and Interest Expense. Outside Professional Services increased by $1,618 and Interest Expense increased by $2,233 due to the increase in advances from PacWest. These increases were partially offset by a decrease in General & Administrative Expenses of $1,676.

Total expenses for the nine-month period ended September 30, 2001 compared with the nine month period ended September 30, 2000 increased by $23,528 primarily due to the $25,000 increase in Decline in Market Value and an increase in Interest Expense of $11,491. Interest expense increased due to an increase in advances from PacWest.

These increases were partially offset by decreases in Accounting & Financial Reporting and General & Administrative Expenses.

Liquidity and Capital Resources

At September 30, 2001, the Company had available cash of approximately $40,800. Operations during the nine-month period ended September 30, 2001 utilized cash of approximately $71,400 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $79,000. Advances from PacWest increased by approximately $60,000 during the nine-month period ended September 30, 2001.

During the nine-month period ended September 30, 2000 operations utilized cash of approximately $10,800 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $106,000. Advances from PacWest increased by approximately $167,000 during the nine-month period ended September 30, 2000. The Company also received $26,172 from payments on a note receivable and proceeds of $315,000 from borrowings on a note payable.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

September 30, 2001

The Partnership had nine properties as of September 30, 2001 that are being held for appreciation and resale. Currently, three properties are in escrow for sale prices ranging from $100,000 to $2,000,000: in addition, four properties are listed for sale prices ranging from $38,000 to $250,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Signatures

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  October 12, 2001

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