Form 10KSB
period 2001-09-30
TMP INLAND EMPIRE V LTD
filed 2002-03-29
CIK 885049

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

SELLING POLICY

The Partnership seeks to sell all Properties for all cash. However, if the General Partners deem it to be in the best interests of the Partnership and its Limited Partners, the Partnership will sell one or more of the Properties in exchange for receiving part of the purchase price in cash at the time of sale and receiving the balance of the purchase price on a deferred basis. The deferred amount will be evidenced by an interest-bearing promissory note secured by a deed of trust on the Property sold. However, the Partnership does not intend to carry-back any promissory notes.

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

ITEM 2. PROPERTIES

The Partnership acquired for cash, free of monetary encumbrances, a total of ten properties, some of which consist of more than one parcel. All of the Properties are in the area of Southern California known as the “Inland Empire.” While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Murrieta (formerly Rancho California) on the south.

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

The Partnership owns or has owned the following properties:

                        Date       Purchase      Date               Sales
Property                Purchased  Price         Sold               Price
---------               ---------  ---------     --------           -----

Perris 4.85 & 4.09      10-03-89   $     87,000  *                  *
                        10-03-89   $     82,000  *                  *
Rialto 10               06-08-90   $    452,000  *                  *
Adelanto 10**           11-07-89   $     90,000  07-25-90           $ 220,000
Adelanto 40             03-08-90   $    450,000  *                  *
Victorville 7           07-10-90   $    543,900  *                  *
Victorville 10          03-12-90   $  1,000,000  *                  *
Victorville 40****  *   01-12-90   $    870,000  11-22-95           $ 241,000
Victorville 10***   *   11-26-91   $    181,000  03-09-92           $  52,830
Victorville 76.97*****  02-20-90   $  1,100,500  *                  *

Victorville 64*****     04-10-90   $    864,000  *                  *
Victorville 75*****     04-16-90   $  1,012,000  *                  *
Victorville 63.41*****  04-23-90   $    768,000  *                  *
Adelanto 4.49           05-25-90   $    260,000  *                  *

*       These Properties are owned by the Partnership as of December 31, 2001
**      Sellers first trust deed was foreclosed on and property subsequently resold.
***     An easement was sold to Southern California Edison and the Partnership retained 6.97 acres.
****    29.49 acres were sold.
***** An easement was sold for $31,000 during the year ended December 31, 2001

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

The property is currently listed for $43,900.

RIALTO 10. In place of the Perris 18 parcel discussed in the Offering Circular, the Partnership purchased the Rialto 10 parcel, a 10-acre parcel zoned for Industrial. The property is located at Tamarind and Alder, north of Baseline and south of Highland. Current zoning is industrial. The property is listed for $500,000 but is currently in escrow for $420,000.

ADELANTO 40. This approximately 40 net acre parcel is located at the southwest corner of Air Base Road and Beaver Street in the City of Adelanto. When this property was purchased it was zoned R-1 (single family residential). Due to a General Plan Amendment it is now zoned Light Manufacturing and M-1(manufacturing industrial). The City has, from its own funds, paved Air Base Road to within 1/4 mile of the property. The property is currently not listed for sale but is expected to be relisted in 2002 for approximately $100,000. The property was in escrow during 2001 but the escrow cancelled due to the buyer’s inability to perform. The $5,000 non-refundable deposit related to this escrow was recorded as income during the year ended December 31, 2001.

VICTORVILLE 7 & 10. These two Properties of approximately seven acres and ten acres, occupy the Southwest and Northwest corners of Mojave Drive and Amethyst in the City of Victorville.

The properties are currently both zoned C-2, general commercial, and utilities and sewer are currently approximately one mile to the east. Mojave Drive is now a four lane paved road through Victorville from Interstate 15 to Highway 395. The seven-acre parcel has all offsite improvements completed. Victorville 10 is currently listed for $250,000. Victorville 7 is currently listed for $250,000 and as of February 16, 2002 the Partnership has accepted an offer for $225,000.

VICTORVILLE 40. This property originally consisted of two 20-acre parcels separated by an intervening property but both having frontage on Mesa Linda Street in the City of Victorville. Approximately eleven acres are zoned commercial and approximately twenty-nine acres are zoned residential (4 units per acre).

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

The property is currently listed for $250,000. The 11-acre parcel was in escrow during 2001 but the escrow cancelled due to the buyer's inability to perform.

VICTORVILLE 10. This 10-acre parcel is zoned residential and is located on Seneca Road west of Mesa Linda. In March 1992, the Partnership sold approximately 3 acres for $52,830 to Southern California Edison. The property currently consists of 6.94 acres. The property is currently listed for $44,000.

VICTORVILLE 76.97, 64, 75, AND 63.41. These four Properties are all contiguous from El Evado Road to Amethyst fronting on Rancho Road in the City of Victorville. The Properties actually consist of a full one-half section (320 acres), but approximately 40 acres are lost to a Los Angeles Department of Water and Power easement. There is a specific plan on the property that consists of 1142 residential lots, 274 apartment units, and an office/light industrial overlay for 186 residential lots.

All utilities are currently available at the eastern border of the property and Rancho Road is a fully improved paved road fronting the entire property.

This property was in escrow during 2001 but the escrow cancelled due to the buyer’s inability to perform and the $20,000 non-refundable deposit received was recorded as income for the year ended December 31, 2001.

An easement was sold for $31,000 to a third party during the year ended December 31, 2001.

An eminent domain proceeding is underway relating to this property and the property will not be listed for sale until the proceeding is settled.

ADELANTO 4.49. The Adelanto 4.49 parcel, located on the northwest corner of Yucca and Bellflower, is listed for $46,000.

ITEM 3.     LEGAL PROCEEDINGS

On December 21, 2001 Southern California Edison Company filed a complaint in eminent domain under the provision of Section 612 of the Public Utilities Code against the Partnership.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 2001.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2001, there were approximately 914 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1997 - 2001.

CASH DISTRIBUTIONS

There were no cash distributions during the years ended December 31, 1997 - 2001.

A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 “Business”, under the subcaption “Distributions, Net Income and Net Loss.”

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1997 - 2001, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                        (Not Covered By Auditor's Report)

                              2001          2000        1999           1998           1997
                              ----          ----        ----           ----           ----

Total Income              $  59,358   $      4,680   $    3,169   $      5,039   $     8,417
                          =========   ============   ==========   ============   ===========

Net Loss                  $(351,423)  $ (2,245,294)  $ (110,901)  $   (112,319)  $   (33,920)
                          ==========  ============     =========  =============  ============

Net Loss per Unit*        $  (35.14)  $    (224.53)  $   (11.09)  $     (11.23)  $     (3.39)
                          ==========  =============  ===========  =============  ============

Cash distribution/Unit*   $    (---)  $       (---)  $     (---)  $       (---)  $      (---)
                          =========================  ===========  =============  ============

Total assets              $2,877,410  $  3,186,896   $4,961,994   $  4,850,923   $ 4,799,621
                          ==========  ============   ==========   ============   ===========

*  (Based on 10,000 Units outstanding at December 31, 1997 - 2001)

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2001 and 2000.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31, 2001 and 2000

Partnership revenues during the year ended December 31, 2001 consisted of $31,000 for the sale of an easement, $25,000 of deposits on escrows cancelled and $3,358 of interest income. During the year ended December 31, 2000 the Partnership revenue consisted primarily of interest income. No properties were sold during the periods presented.

Total expenses for the year ended December 31, 2001 compared with the year ended December 31, 2000, decreased by approximately $1,839,200 due primarily to a decrease of approximately $1,841,000 in Decline in Market Value. This decrease was partially offset by an increase in Interest Expense of $13,758 pursuant to the Financing Agreement with PacWest entered into April 1, 1998.

Liquidity and Capital Resources

At December 31, 2001, the Partnership had available cash of approximately $38,500. Operations during the year ended December 31, 2001 utilized cash of approximately $46,400 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $106,000. Advances from PacWest increased by approximately $77,100 during the year ended December 31, 2001.

During the year ended December 31, 2000 operations utilized cash of approximately $29,600 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $124,100. Advances from PacWest increased by approximately $178,900 during the year ended December 31, 2000. The Partnership also received $27,303 from payments on a note receivable and proceeds of $315,000 from borrowings on a note payable.

The Partnership had nine properties as of December 31, 2001 that are being held for appreciation and resale. Currently, one property is in escrow for a sales price of $420,000: in addition, six properties are listed for sales prices ranging from $43,900 to $250,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

                                                                    Page No.
                                                                    --------

For the fiscal years ended December 31, 2001 and 2000

         Report of Independent Auditors                              17

         Balance Sheets as of December 31, 2001 and 2000             18

         Statements of Operations for the years ended
         December 31, 2001 and 2000                                  19

         Statements of Partners' Capital for the years ended
         December 31, 2001 and 2000                                  20

         Statements of Cash Flows for the years ended
         December 31, 2001 and 2000                                  21

         Notes to Financial Statements                               22 - 27

         Financial Statement Schedules                               28, 29

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require  submission of the schedule,  or because the  information  required is included in the Financial  Statements  and
Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire V, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire V, Ltd. as of December 31, 2001 and 2000, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire V, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the lack of Partnership liquidity raises substantial doubt about the ability of the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 13, 2002

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 2001 and 2000

                                                        2001              2000
                                                        ----              ----

                                     Assets

Cash                                            $     38,507       $    191,146
Prepaid & Other Expenses                               4,228             24,250
Investment in Unimproved Land, net (Note 1)        2,834,675          2,971,500
                                                ------------       ------------

     Total Assets                               $  2,877,410       $  3,186,896
                                                   =========        ============

                        Liabilities and Partners' Capital

Accounts Payable & Accrued Expenses             $     19,373       $     16,014
Due to Affiliates (Note 5 and 6)                     674,146            597,044
Property Taxes Payable (Note 9)                       71,852            110,376
Franchise Tax Payable                                    800                800
Commission Payable to Affiliate (Note 6)               5,400              5,400
Notes Payable (Note 7)                               440,000            440,000
                                                ------------       ------------

     Total Liabilities                             1,211,571          1,169,634
                                                ------------       ------------

General Partners                                     (72,522)           (69,008)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding                       1,738,361          2,086,270
                                                ------------          ---------

    Total Partners' Capital                        1,665,839          2,017,262
                                                ------------       ------------

 Total Liabilities and Partners' Capital        $  2,877,410          3,186,896
                                                ============       ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                 For the Years Ended December 31, 2001 and 2000

                                                     2001              2000
                                                  --------            ------

Income
     Other                                      $     56,000       $      4,680
     Interest                                          3,358                  0
                                                ------------       ------------

Total Income                                          59,358              4,680
                                                  ----------       ------------

Expenses
     Accounting & Financial Reporting                 45,132             53,936
     Decline in Market Value                         243,075          2,084,031
     Outside Professional Services                    42,528             40,290
     General  & Administrative                         3,819              9,248
     Interest                                         75,427            61,669
                                                  ----------       ------------

Total Expenses                                       409,981          2,249,174
                                                  ----------       ------------

Loss Before Income Taxes                            (350,623)        (2,244,494)

State Franchise Tax                                      800                800
                                                  ----------       ------------

Net Loss                                        $   (351,423)      $ (2,245,294)
                                                =============      =============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:        $     (3,514)      $,   (22,453)
                                                =============      =============

     Limited Partners, in the Aggregate:        $   (347,909)      $ (2,222,841)
                                                =============      =============

     Limited Partners, per Equity Unit:         $     (34.79)      $    (222.28)
                                                =============      =============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2001 and 2000

                                      General      Limited
                                     Partners      Partners        Total
                                     --------      --------        -----

Partners' Capital (Deficit),
December 31, 1999                  $ (46,555)   $ 4, 309,111       $ 4,262,556

Net Loss for 2000                    (22,453)     (2,222,841)       (2,245,294)
                                     --------     -----------       -----------

Partners' Capital (Deficit),
December 31, 2000                  $ (69,008)   $  2,086,270       $ 2,017,262

Net Loss for 2001                     (3,514)       (347,909)         (351,423)
                                      -------       ---------         ---------

Partners' Capital (Deficit),
December 31, 2001                  $ (72,522)   $  1,738,361       $ 1,665,839
                                   ==========   ============       ===========

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership

                            Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2000

                                                      2001               2000
                                                ------------       ------------

Cash Flows from Operating Activities:

Net Loss                                        $  (351,423)       $(2,245,294)
  Adjustments to Reconcile Net Loss to Net Cash
    (Used In) Operating Activities:
     Decline in Market Value                         243,075          2,084,031
     Increase in Due to Affiliates                    77,102            178,926
     Decrease (Increase) in Prepaid & Other
     Expenses                                         20,022            (23,520)
     Increase in Accounts Payable & Accrued
     Expenses                                          3,359             14,029
     (Decrease) in Property Taxes Payable            (38,524)           (37,759)
                                                -------------       ------------
       Net Cash (Used In) Operating Activities       (46,389)           (29,587)
                                                -------------       ------------

Cash Flows from Investing Activities:
     Decrease in Investment in Unimproved Land      (106,250)          (124,122)
                                                -------------       ------------
       Net Cash Provided By Investing Activities    (106,250)          (124,122)
                                                -------------       ------------

Cash Flows from Financing Activities:
     Borrowings on Notes Payable                           0            315,000
     Payments received from Note Receivable                0             27,303
                                                ------------       ------------
       Net Cash Provided By Financing Activities           0            342,303
                                                ------------       ------------

Net (Decrease) Increase in Cash                     (152,639)           188,594

Cash, Beginning of Period                            191,146              2,552
                                                ------------       ------------

Cash, End of Period                             $     38,507       $    191,146
                                                ============       ============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                             $        800       $        800
                                                ============       ============

Cash Paid for Interest                          $    105,357       $    143,833
                                                ============       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 1 - General and Summary of Significant Accounting Policies

Liquidity and Going Concern-As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $3,600,000 to the TMP partnerships, of which approximately $674,176 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

The Partnership is actively attempting to sell the undeveloped land it presently owns. However, there is no assurance that the Partnership will be able to sell the land in a timely manner at a price sufficient to generate funds to maintain Partnership operations and satisfy the PacWest debt and the existing trust deeds.

General- TMP Inland Empire V, Ltd. (the Partnership) was organized in 1989 in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

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
December 31, 2001 and 2000

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

Recent Authoritative Pronouncements- In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Partnership plans to adopt SFAS No. 144 in the year beginning January 1, 2002. The Partnership is assessing the impact of this statement.

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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 2 - Organization of the Partnership (continued)

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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 5 - Agreements with PacWest (continued)

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

As of December 31, 2001 and 2000 the TMP Land Partnerships owe PacWest approximately $3,637,000 and $2,856,000, respectively, including advances & interest.

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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 5 - Agreements with PacWest (continued)

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of December 31, 2001 and 2000 , the Partnership has a payable of $674,146 and $597,044, respectively, including interest to PacWest related to the aforementioned agreements.

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

As of December 31, 2001 and 2000, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the Limited Partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31, 2001 the limited partners had not received such a return and therefore this amount is not currently due.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 7 - Notes Payable

On July 22, 1996, the Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 2, 2002. The interest rate is 12% per annum and is payable in monthly installments of $1,250. As of December 31, 2001 and 2000, $90,989 and $75,989 of interest has been paid and capitalized to investment in unimproved land.

On July 11, 2000, the Partnership borrowed $140,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 8, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $4,260. Interest accrues at 12 percent per annum payable in monthly installments of $1,400 starting September 8, 2000. As of December 31, 2001 and 2000, $23,800 and $7,000 of interest has been capitalized to investment in unimproved land.

On August 10, 2000, the Partnership borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on October 1, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $11,660. Interest accrues at 13.5 percent per annum payable in monthly installments of approximately $1,969 starting November 1, 2000. As of December 31, 2001 and 2000 $29,531 and $5,513, respectively, of interest has been capitalized to investment in unimproved land.

Note 8 - Property Taxes Payable

The property taxes payable of $71,852 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into payment plans. The plans call for amounts to be paid starting in April 2000, and every April for the next three subsequent years. The April 2001 payments totaling approximately $31,500 were paid by the Partnership. The balances due under the installment plans are approximately $61,600. Additional property tax liability of approximately $10,300, relates to current property taxes that were due in April and December 2000 and 2001, not yet paid. Approximate amounts due on the payment plans are as follows:

       April 10, 2002                        $ 36,488
       April 10, 2003                          25,112
                                               ------
                                              $61,600
                                              =======

These  amounts will increase  annually as interest  accrues at a monthly rate of
1.5% on the remaining balance.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 10 - Decline in Market Value

During the year ended December 31, 2001 and 2000, the Partnership experienced a loss due to the write-down in value of the Partnership land of $243,075 and $2,084,031. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

                                                            TMP INLAND EMPIRE V, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2001

____________________________________________________________________________________________________________________________________
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

Unimproved land -
Perris, CA          $     709  $  188,874  $    0    $    33,035  $      221,909        -0-          N/A         10/3/89        N/A
Unimproved land -
Rialto, CA          $  10,403  $  490,180  $    0    $   108,951  $      599,131        -0-          N/A         6/8/90         N/A
Unimproved land -
Adelanto, CA        $     850  $  287,351  $    0    $    47,497  $      334,848        -0-          N/A         5/25/90        N/A
Unimproved land -
Adelanto, CA        $   5,236  $  490,593  $    0    $    91,266  $      581,859        -0-          N/A         3/8/90         N/A
Unimproved land -
Victorville, CA     $ 125,000  $  591,209  $    0    $   167,561  $      758,770        -0-          N/A         7/10/90        N/A
Unimproved land -
Victorville, CA     $ 179,592  $1,090,017  $    0    $   202,026  $    1,292,043        -0-          N/A         3/12/90        N/A
Unimproved land -
Victorville, CA     $ 140,562  $  272,140  $    0    $    65,889  $      338,029        -0-          N/A         1/12/90        N/A
Unimproved land -
Victorville, CA     $  48,746  $4,129,824  $  722    $   648,594  $    4,779,140        -0-          N/A     2/20/90, 4/23/90,
                                                                                                             4/16/90, 4/10/90   N/A
Unimproved land -
Victorville, CA     $     754  $  138,751  $    0    $    40,031  $      178,782        -0-          N/A         11/26/91       N/A

                    $ 511,852  $7,678,939  $  722     $1,404,850  $    9,084,511        -0-
                      =======   =========     ===      =========       =========        ===

Less valuation allowance:                                              6,249,836
                                                                      ----------

Net carrying value                                                $    2,834,675
                                                                  ==============

Reconciliation of carrying amount
---------------------------------

Beginning balance                        $  2,971,500

Increase in Valuation Allowance             (243,075)

Increases in Carrying Costs                   106,250
                                          -----------

Ending balance                           $  2,834,675
                                          ===========

                                                            TMP INLAND EMPIRE V, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2000
___________________________________________________________________________________________________________________________________
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

Unimproved land -
Perris, CA          $     422  $   188,874   $     0  $    31,210  $   220,084      -0-           N/A         10/3/89         N/A
Unimproved land -
Rialto, CA          $  17,489  $   490,180   $     0  $    99,151  $   589,331      -0-           N/A          6/8/90         N/A
Unimproved land -
Adelanto, CA        $     482  $   287,351   $     0  $    46,630  $   333,981      -0-           N/A          5/25/90        N/A
Unimproved land -
Adelanto, CA        $   8,732  $   490,593   $     0  $    87,684  $   578,277      -0-           N/A          3/8/90         N/A
Unimproved land -
Victoville, CA      $ 125,000  $   591,209   $     0  $   148,595  $   739,804      -0-           N/A          7/10/90        N/A
Unimproved land -
Victorville, CA     $ 177,296  $  1,090,017  $     0  $   167,261  $ 1,257,278      -0-           N/A          3/12/90        N/A
Unimproved land -
 Victorville, CA    $ 140,562  $    272,140  $     0  $    47,599  $   319,739      -0-           N/A          1/12/90        N/A
Unimproved land -
Victorville, CA     $  80,018  $  4,129,824  $   722  $   631,196  $ 4,761,742      -0-           N/A      2/20/90, 4/23/90,
                                                                                                           4/16/90, 4/10/90   N/A
Unimproved land -
Victorville, CA     $     375  $    138,751  $     0  $    39,274  $   178,025      -0-           N/A         11/26/91        N/A

                    $ 550,376  $  7,678,939  $   722  $  1,298,600 $ 8,978,261      -0-
                      =======     =========      ===   ===========   =========      ===

Less valuation allowance:                                          $ 6,006,761
                                                                     ---------

Net carrying value                                                 $ 2,971,500
                                                                   ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance                        $  4,931,409

Increase in Valuation Allowance            (2,084,031)
Additions - Carrying Costs                    124,122
                                          -----------

Ending balance                           $  2,971,500
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

WILLIAM O. PASSO, 60 is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 55, is a Director and Vice President of TMP Investments Inc. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 55, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11. EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 2001, the Partnership paid fees to the General Partners for various services in the amount of $140,326 of which none was paid in the year ended December 31, 2001. (See Item 13. “Certain Relationships and Related Transaction”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, the Partnership had 10,000 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2001 by each officer, director and general partner of the General Partners and by all such persons as a group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 2001. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                               Amount Paid from
Form of Compensation                                           Formation through
and Recipient                       Description of Payment     December 31, 2001
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
                           property, but not to exceed 2% of such
                           cost in the aggregate.

Leasing and Property       For leasing an improved Property, or a      $     -0-

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

Interest in Partnership    1% interest in all Partnership              $  3,030
Allocation of Each         allocations of Net Income, Net Loss and
Material Item              Distributions of Distributable Cash
(General Partners)         from Operations and of Cash from Sale
                           or refinancing of the Properties.

Subordinated               A 15% interest in all Partnership           $     -0-
Participation              allocations of Net Income and
(General Partners)         Distributions of Distributable Cash from
                           Operations and of Cash from the Sale or
                           Refinancing of the Properties subordinated
                           to a return of all Limited Partners' Capital
                           Contributions plus a cumulative, non-
                           compounded return of 6% per annum on
                           their Adjusted Capital Contributions.

Subordinated Real          Real estate commissions with respect to     $     -0-
Estate Commission          the sale of Properties which are equal
(General Partners          to the lesser of:  (I) 3% of the gross
or an Affiliate)           sales price of a Property; equal to
                           one-half the normal and competitive
                           rate charged by unaffiliated parties,
                           but payment shall be subordinated to a
                           return of all Limited Partners'Capital
                           contributions, plus a cumulative,
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

(a) The registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 2001.

(b) Exhibits - Those exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

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

Date: March 26,2002

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