Form 10QSB
period 2002-03-31
TMP INLAND EMPIRE V LTD
filed 2002-05-15
CIK 885049

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002
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

Balance Sheets as of March 31, 2002 and December 31, 2001, Statements of Operations for the three months ended March 31, 2002 and 2001, and Statements of Cash Flows for the three months ended March 31, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2002 and 2001 (b) the financial position as of March 31, 2002 (c) the cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                 March 31,     December 31,
                                                   2002           2001
                                              (unaudited)
                                             -------------    --------------
Assets

Cash                                         $       550      $     38,507
Prepaid & Other Expenses                             730             4,228
Investment in Unimproved Land, net (Note 1)    2,878,432         2,834,675
                                             -----------       -----------

     Total Assets                            $ 2,879,712      $  2,877,410
                                             ===========       ===========

                        Liabilities and Partners' Capital

Accounts Payable & Accrued Expenses          $     6,693      $     19,373
Due to Affiliates (Note 5 and 6)                 717,862           674,146
Property Taxes Payable (Note 9)                   83,919            71,852
Franchise Tax Payable                                800               800
Commission Payable to Affiliate (Note 6)           5,400             5,400
Notes Payable (Note 7)                           440,000           440,000
                                             -----------       -----------

     Total Liabilities                         1,254,675         1,211,571
                                             -----------       -----------

General Partners                                 (72,930)          (72,522)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding                   1,697,968         1,738,361
                                               ---------         ---------

    Total Partners' Capital                    1,625,038         1,665,839
                                             -----------         ---------

    Total Liabilities and Partners' Capital  $ 2,879,712      $  2,877,410
                                             ===========      ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended
                                                March 31,          March 31,
                                                 2002                2001
                                             ------------     --------------

Income
     Interest                                $         0      $      2,086
                                             -----------      ------------

Total Income                                           0             2,086
                                             -----------       -----------

Expenses
     Accounting & Financial Reporting              6,371             6,341
     Outside Professional Services                13,342             8,395
     General  & Administrative                       180             2,058
     Interest                                     20,108            17,712
                                             -----------       -------------

Total Expenses                                   40,001             34,506
                                             ----------       ------------

Loss Before Taxes                                (40,001)          (32,420)

     State Franchise Tax                            (800)             (800)
                                             ------------       -----------

Net Loss                                     $   (40,801)     $    (33,220)
                                             ============     =============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:     $      (408)     $       (332)
                                             ============     =============

     Limited Partners, in the Aggregate:     $   (40,393)     $    (32,888)
                                             ============     =============

     Limited Partners, per Equity Unit:      $     (4.04)     $      (3.29)
                                             ============     =============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership
                             Statement of Cash Flows
                                   (unaudited)

                                                  Three months Ended

                                              March 31,      March 31,
                                                 2002                2001
                                             ------------       ------------
Cash Flows from Operating Activities:

Net Loss                                     $   (40,801)     $    (33,220)
  Adjustments to Reconcile Net Loss to Net
  Cash
     Provided By (Used in) Operating
     Activities:
     Increase in Due to Affiliates                43,716            20,218
     Decrease in Prepaid & Other Expenses          3,498             3,557
     Decrease in A/P and Accrued Expenses        (12,680)          (10,954)
     Increase in Franchise Tax Payable                 0               800
     Increase in Property Taxes Payable           12,067             2,139
                                             -----------       -----------
       Net Cash Provided By (Used In)
                      Operating Activities         5,800           (17,460)
                                             -----------       ------------

Cash Flows from Investing Activities:
     Increase in Investment in Unimproved
     Land                                        (43,757)          (19,540)
                                             ------------       -----------
       Net Cash Used In Investing Activities     (43,757)          (19,540)
                                             ------------       -----------

Net Decrease in Cash                             (37,957)          (37,000)

Cash, Beginning of Period                         38,507           191,146
                                             -----------       -----------

Cash, End of Period                          $       550      $    154,145
                                             ===========      ============

Supplemental Disclosure of Cash Flow
------------------------------------
Information:
------------

Cash Paid for Taxes                          $       800       $          0
                                             ===========       ============

Cash Paid for Interest                       $    33,683       $     19,499
                                             ===========       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
March 31, 2002
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
March 31, 2002
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

Recent Authoritative Pronouncements - In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Partnership adopted SFAS No. 144 beginning January 1, 2002. There was no impact to the financial statements since the long-lived assets had previously been recorded at the lower of cost or market value, less disposal costs.

Liquidity and Going Concern - As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $2,933,000 to the TMP partnerships, of which approximately $717,862 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

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
March 31, 2002
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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the Limited Partners and 15 percent to the General Partners. There were no distributions in 2002 or 2001.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
March 31, 2002
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

As of March 31, 2002 and December 31, 2001 the TMP Land Partnerships owe PacWest approximately $2,933,000 and $3,637,000, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
March 31, 2002
(Unaudited)

Note 5 - Agreements with PacWest (continued)

specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short-term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of March 31, 2002 and December 31, 2001, the Partnership has a payable of $717,862 and $674,146, respectively, including interest to PacWest related to the aforementioned agreements.

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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
March 31, 2002
(Unaudited)

Note 6 - Related Party Transactions (continued)

As of March 31, 2002 and December 31, 2001, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the Limited Partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of March 31, 2002 and December 31, 2001 the limited partners had not received such a return and therefore this amount is not currently due.

Note 7 - Notes Payable

On July 22, 1996, the Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 2, 2002. The interest rate is 12% per annum and is payable in monthly installments of $1,250. As of March 31, 2002 and December 31, 2001, $94,739 and $90,989 of interest has been paid and capitalized to investment in unimproved land.

On July 11, 2000, the Partnership borrowed $140,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 8, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $4,260. Interest accrues at 12 percent per annum payable in monthly installments of $1,400 starting September 8, 2000. As of March 31, 2002 and December 31, 2001, $28,000 and $23,800 of interest has been capitalized to investment in unimproved land.

On August 10, 2000, the Partnership borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on October 1, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $11,660. Interest accrues at 13.5 percent per annum payable in monthly installments of approximately $1,969 starting November 1, 2000. As of March 31, 2002 and December 31, 2001 $35,437 and $29,531, respectively, of interest has been capitalized to investment in unimproved land.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
March 31, 2002
(Unaudited)

Note 8 - Property Taxes Payable

The property taxes payable of $83,919 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into payment plans. The plans call for amounts to be paid starting in April 2000, and every April for the next three subsequent years. The April 2001 payments totaling approximately $31,500 were paid by the Partnership. The balances due under the installment plans are approximately $64,330. Additional property tax liability of approximately $19,590, relates to current property taxes that were due in April 200, 2001 and 2002 and December 2000 and 2001, not yet paid. Approximate amounts due on the payment plans are as follows:

       April 10, 2002                        $ 27,220
       April 10, 2003                          37,110
                                               ------
                                              $64,330
                                              =======

These amounts will increase annually as interest accrues at a monthly rate of 1.5% on the remaining balance.

Note 9 - Decline in Market Value

During the year ended December 31, 2001the Partnership experienced a loss due to the write-down in value of the Partnership land of $243,075. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

March 31, 2002

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal year ended December 31, 2001.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

March 31, 2002

Fiscal Periods Ended March 31, 2002 and 2001

Partnership revenues during the three-month period ended March 31, 2001 consisted primarily of interest income. No revenues were recorded during the three-month period ended March 31, 2002. No properties were sold during the periods presented.

Total expenses for the period ended March 31, 2002 compared with the period ended March 31, 2001 increased by $5,495 due primarily to increases in Outside Professional Services and Interest Expense. These increases were partially offset by a $1,878 decrease in General and Administrative.

Liquidity and Capital Resources

At March 31, 2002, the Partnership had available cash of approximately $550. Operations during the three month period ended March 31, 2002 provided cash of approximately $5,800 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $43,800. Advances from PacWest increased by approximately $43,700 during the three-month period ended March 31, 2002.

Operations during the three-month period ended March 31, 2001 utilized cash of approximately $17,500 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $19,500. Advances from PacWest increased by approximately $20,200 during the three-month period ended March 31, 2001.

The Partnership had nine properties as of March 31, 2002 that are being held for appreciation and resale. The 10 acres in Rialto is in escrow for $420,000. The approximately 5.6 acres at the south east corner of Mojave and Amethyst in Victorville is in escrow for $225,000 and due to close escrow August 1, 2002. Six properties are listed for sales prices ranging from $43,900 to $250,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Southern California Edison Company (“SCE”) has filed a Complaint in Eminent Domain against the Partnership relating to the 283 acres located at Rancho Road in Victorville. SCE is seeking to obtain approximately 8.75 acres for the installation of high power lines. The Partnership has hired legal counsel to represent them in this case. The first hearing is scheduled for May 15, 2002.

Signatures

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  May 11, 2002

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