Form 10QSB
period 2002-06-30
TMP INLAND EMPIRE V LTD
filed 2002-08-14
CIK 885049

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

Balance Sheets as of June 30, 2002 and December 31, 2001, Statements of Operations for the three and six months ended June 30, 2002 and 2001, and Statements of Cash Flows for the six months ended June 30, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2002 and 2001 (b) the financial position as of June 30, 2002 (c) the cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                    June 30,       December 31,
                                                       2002            2001
                                                 (unaudited)
                                               -------------      --------------
Assets

Cash                                           $      5,041       $     38,507
Prepaid & Other Expenses                                730              4,228
Investment in Unimproved Land, net (Note 1)       2,921,955          2,834,675
                                                  ---------       ------------

     Total Assets                              $  2,927,726$         2,877,410
                                               =============      ============

                        Liabilities and Partners' Capital

Accounts Payable & Accrued Expenses            $     15,160       $     19,373
Due to Affiliates (Note 5 and 6)                    842,039            674,146
Property Taxes Payable (Note 9)                      40,844             71,852
Franchise Tax Payable                                   800                800
Commission Payable to Affiliate (Note 6)              5,400              5,400
Notes Payable (Note 7)                              440,000            440,000
                                               ------------       ------------

     Total Liabilities                            1,344,243          1,211,571
                                               ------------       ------------

General Partners                                    (73,346)           (72,522)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding                      1,656,829          1,738,361
                                                  ---------          ---------

    Total Partners' Capital                       1,583,483          1,665,839
                                               ------------          ---------

    Total Liabilities and Partners' Capital    $  2,927,726       $  2,877,410
                                               ============       ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                   June 30,           June 30,
                                                   2002                2001
                                               ------------     --------------

Income
     Interest                                  $          0       $        782
                                               ------------       ------------

Total Income                                              0                782
                                               ------------       ------------

Expenses
     Accounting & Financial Reporting                 7,567              8,051
     Outside Professional Services                    9,654             10,044
     General  & Administrative                          275                702
     Interest                                        24,059             18,531
                                               ------------       ------------

Total Expenses                                       41,555             37,328
                                               ------------       ------------

Loss Before Taxes                                   (41,555)           (36,546)

     State Franchise Tax                                  0                  0
                                               ------------       ------------

Net Loss                                       $    (41,555)      $    (36,546)
                                               =============      =============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:       $       (415)      $       (365)
                                               =============      =============

     Limited Partners, in the Aggregate:       $    (41,140)      $    (36,181)
                                               =============      =============

     Limited Partners, per Equity Unit:        $      (4.11)      $      (3.62)
                                               =============      =============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                     Six Months Ended
                                                   June 30,           June 30,
                                                   2002                2001
                                               ------------     --------------

Income
     Interest                                  $          0       $      2,868
                                               ------------       ------------

Total Income                                              0              2,868
                                               ------------       ------------

Expenses
     Accounting & Financial Reporting                13,938             14,392
     Outside Professional Services                   22,996             18,439
     General  & Administrative                          455              2,760
     Interest                                        44,167             36,243
                                               ------------       ------------

Total Expenses                                       81,556             71,834
                                               ------------       ------------

Loss Before Taxes                                   (81,556)           (68,966)

     State Franchise Tax                               (800)              (800)
                                               -------------       ------------

Net Loss                                       $    (82,356)      $    (69,766)
                                               =============      =============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:       $       (824)      $       (698)
                                               =============      =============

     Limited Partners, in the Aggregate:       $    (81,532)      $    (69,068)
                                               =============      =============

     Limited Partners, per Equity Unit:        $      (8.15)      $      (6.91)
                                               =============      =============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership
                             Statement of Cash Flows
                                   (unaudited)

                                                    Six months Ended

                                                   June 30,           June 30,
                                                   2002                2001
                                               ------------       ------------
Cash Flows from Operating Activities:

Net Loss                                       $    (82,356)      $    (69,766)
  Adjustments to Reconcile Net Loss to Net Cash
     Provided By (Used in) Operating Activities:
     Increase in Due to Affiliates                  167,893             37,897
     Decrease in Prepaid & Other Expenses             3,498             14,112
     Decrease in A/P and Accrued Expenses            (4,213)           (11,029)
     Decrease in Property Taxes Payable             (31,008)           (43,632)
                                               -------------       ------------
       Net Cash Provided By (Used In)
                      Operating Activities           53,814           (72,418)
                                               ------------       ------------

Cash Flows from Investing Activities:
     Increase in Investment in Unimproved Land      (87,280)           (52,338)
                                               -------------       ------------
       Net Cash Used In Investing Activities        (87,280)           (52,338)
                                               -------------       ------------

Net Decrease in Cash                                (33,466)          (124,756)

Cash, Beginning of Period                            38,507            191,146
                                               ------------       ------------

Cash, End of Period                            $      5,041       $     66,390
                                               ============       ============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                            $        800       $        800
                                               ============       ============

Cash Paid for Interest                         $     70,565       $     45,975
                                               ============       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
June 30, 2002
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
June 30, 2002
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

Liquidity and Going Concern - As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $3,073,000 to the TMP partnerships, of which approximately $842,039 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

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
June 30, 2002
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
June 30, 2002
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

As of June 30, 2002 and December 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,073,000 and $3,637,000, including advances & interest.

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
June 30, 2002
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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of June 30, 2002 and December 31, 2001, the Partnership has a payable of $842,039 and $674,146, respectively, including interest to PacWest related to the aforementioned agreements.

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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
June 30, 2002
(Unaudited)

Note 6 - Related Party Transactions (continued)

As of June 30, 2002 and December 31, 2001, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the Limited Partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of June 30, 2002 and December 31, 2001 the limited partners had not received such a return and therefore this amount is not currently due.

Note 7 - Notes Payable

On July 22, 1996, the Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 2, 2002. The interest rate is 12% per annum and is payable in monthly installments of $1,250. As of June 30, 2002 and December 31, 2001, $98,489 and $90,989 of interest has been paid and capitalized to investment in unimproved land. As of the date of this report, this note has been paid in full (see Note 10).

On July 11, 2000, the Partnership borrowed $140,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 8, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $4,260. Interest accrues at 12 percent per annum payable in monthly installments of $1,400 starting September 8, 2000. As of June 30, 2002 and December 31, 2001, $32,200 and $23,800 of interest has been capitalized to investment in unimproved land.

On August 10, 2000, the Partnership borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on October 1, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $11,660. Interest accrues at 13.5 percent per annum payable in monthly installments of approximately $1,969 starting November 1, 2000. As of June 30, 2002 and December 31, 2001 $41,343 and $29,531, respectively, of interest has been capitalized to investment in unimproved land.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
June 30, 2002
(Unaudited)

Note 8 - Property Taxes Payable

The property taxes payable of $40,844 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into payment plans. The plans call for amounts to be paid starting in April 2000, and every April for the next three subsequent years. The April 2002 payments totaling approximately $27,220 were paid by the Partnership. The balances due under the installment plans are approximately $29,094 due on April 10, 2003. These amounts will increase as interest accrues at a monthly rate of 1.5% on the remaining balance.

Additional property tax liability of approximately $11,750, relates to current property taxes that were due in April 2000, 2001 and 2002 and December 2000 and 2001, not yet paid.

Note 9 - Decline in Market Value

During the year ended December 31, 2001the Partnership experienced a loss due to the write-down in value of the Partnership land of $243,075. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

Note 10 - Subsequent Event

On August 1, 2002 the Partnership closed escrow on the approximately 5.6 acres at the south east corner of Mojave and Amethyst in Victorville for $225,000 and the $125,000 note payable relating to this property was paid in full.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
> June 30, 2002

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

The Partnership is experiencing serious operating and liquidity issues. The report of the Partnerships independent public accountants on the Partnerships financial statements included in the Form 10-KSB for the year ended December 31, 2001 contained a modification related to the Partnerships ability to continue as a going concern.

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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

June 30, 2002

Fiscal Periods Ended June 30, 2002 and 2001

Partnership revenues during the three-month period ended June 30, 2001 consisted primarily of interest income. No revenues were recorded during the three-month or six-month period ended June 30, 2002. No properties were sold during the periods presented.

Total expenses for the three-month period ended June 30, 2002 compared with the period ended June 30, 2001 increased by $4,227 due primarily to an increase in Interest Expense of $5,528.

Total expenses for the six-month period ended June 30, 2002 compared with the period ended June 30, 2001 increased by $9,722 due primarily to an increase in Interest Expense of $7,924 and Outside Professional Services of $4,557. These increases were partially offset by a decrease in General & Administrative of $2,305.

Liquidity and Capital Resources

At June 30, 2002, the Partnership had available cash of approximately $5,040. Operations during the six-month period ended June 30, 2002 provided cash of approximately $53,800 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $87,300. Advances from PacWest increased by approximately $167,900 during the six-month period ended June 30, 2002.

Operations during the six-month period ended June 30, 2001 utilized cash of approximately $72,400 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $52,300. Advances from PacWest increased by approximately $37,900 during the six-month period ended June 30, 2001.

As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

June 30, 2002.

$3,073,000 to the TMP partnerships, of which approximately $842,039 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

The Partnership had nine properties as of June 30, 2002 that are being held for appreciation and resale. The 10 acres in Rialto is in escrow for $420,000. The close of escrow is contingent upon the buyer’s receiving an Environmental Impact Report (“EIR”) on the property and consummating a Development Agreement with the city of Rialto. It is anticipated the EIR and Development Agreement will be completed during the first quarter of 2003 and escrow will close. The approximately 5.6 acres at the south east corner of Mojave and Amethyst in Victorville is in escrow for $225,000 and due to close escrow August 1, 2002. A $10,000 escrow deposit was received relating to this sale and is recorded as a liability in the accompanying Balance Sheet as of June 30, 2002. Six properties are listed for sales prices ranging from $42,500 to $250,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Southern California Edison Company (“SCE”) has filed a Complaint in Eminent Domain against the Partnership relating to the 283 acres located at Rancho Road in Victorville. SCE is seeking to obtain approximately 8.75 acres for the installation of high power lines. The Partnership has hired legal counsel to represent them in this case. The case management conference at the San Bernardino County Superior Court was held on May 15, 2002. The court has set the date of September 9, 2002 for the exchange of valuation data and expert witness designations. The mandatory settlement conference is set for November 18, 2002 with the assignment calendar conference set for December 4, 2002 and the trial set for December 9, 2002.

Signatures

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2002

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