Form 10QSB
period 2002-09-30
TMP INLAND EMPIRE V LTD
filed 2002-11-15
CIK 885049

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002
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

Balance Sheets as of September 30, 2002 and December 31, 2001, Statements of Operations for the three and nine months ended September 30, 2002 and 2001, and Statements of Cash Flows for the nine months ended September 30, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2002 and 2001 (b) the financial position as of September 30, 2002 (c) the cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                   September 30,   December 31,
                                                        2002           2001
                                                    (unaudited)
                                                  -------------   --------------
                                     Assets

Cash                                              $        123     $     38,507
Prepaid & Other Expenses                                   730            4,228
Investment in Unimproved Land, net (Note 1)          2,745,164        2,834,675
                                                     ---------   --------------

     Total Assets                                 $  2,746,017     $  2,877,410
                                                  ============      ===========

                        Liabilities and Partners' Capital

Accounts Payable & Accrued Expenses               $     10,421     $     19,373
Due to Affiliates (Note 5 and 6)                       836,981          674,146
Property Taxes Payable (Note 9)                         50,968           71,852
Franchise Tax Payable                                      800              800
Commission Payable to Affiliate (Note 6)                 5,400            5,400
Notes Payable (Note 7)                                 315,000          440,000
                                                  ------------     ------------

     Total Liabilities                               1,219,570        1,211,571
                                                  ------------     ------------

General Partners                                       (73,916)         (72,522)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding                         1,600,363         1,738,361
                                                     ---------         ---------

    Total Partners' Capital                          1,526,447        1,665,839
                                                  ------------        ---------

    Total Liabilities and Partners' Capital       $  2,746,017     $  2,877,410
                                                  ============     ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                               September 30,      September 30,
                                                     2002                2001
                                                 ------------     --------------

Property Sale                                  $       225,000     $          0

Cost of Property Sale                                 (235,103)               0
                                               ----------------       ---------

Net (Loss) on Property Sale                            (10,103)               0

Income
Interest                                                     0              346
                                               ---------------      -----------

Total (Loss) Income                                    (10,103)             346
                                               ----------------     -----------

Expenses
     Accounting & Financial Reporting                    8,101            7,477
     Outside Professional Services                      13,242           12,946
     Decline in Market Value                                 0           25,000
      General  & Administrative                            693              647
     Interest                                           24,897         19,263
                                               ---------------      -----------

Total Expenses                                          46,933           65,333
                                               ---------------      -----------

Loss Before Taxes                                      (57,036)         (64,987)

     State Franchise Tax                                     0                0
                                               ---------------      -----------

Net Loss                                       $       (57,036)    $    (64,987)
                                               ================    =============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:       $         (573)     $       (650)
                                               ===============     =============

     Limited Partners, in the Aggregate:       $      (56,463)     $    (64,337)
                                               ===============     =============

     Limited Partners, per Equity Unit:        $        (5.65)     $      (6.43)
                                               ===============     =============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                      Nine Months Ended
                                              September 30,        September 30,
                                                  2002                  2001
                                              ---------------    --------------

Property Sale                                  $       225,000     $          0

Cost of Property Sale                                 (235,103)               0
                                                ---------------    ------------

Net (Loss) on Property Sale                            (10,103)               0

Income
Interest                                                     0            3,214
                                               ---------------    -------------

Total (Loss) Income                                    (10,103)           3,214
                                               ----------------   -------------

Expenses
     Accounting & Financial Reporting                   22,039           21,868
     Outside Professional Services                      36,238           31,385
     Decline in Market Value                                 0           25,000
      General  & Administrative                          1,149            3,407
     Interest                                           69,063           55,507
                                               ---------------       ---------

Total Expenses                                         128,489          137,167
                                               ---------------     ------------

Loss Before Taxes                                     (138,592)        (133,953)

     State Franchise Tax                                  (800)            (800)
                                               ----------------    -------------

Net Loss                                       $      (139,392)    $   (134,753)
                                               ================    =============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:       $        (1,394)    $     (1,347)
                                               ================    =============

     Limited Partners, in the Aggregate:       $      (137,998)    $   (133,406)
                                               ================    =============

     Limited Partners, per Equity Unit:        $        (13.80)    $     (13.34)
                                               ================    =============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership
                             Statement of Cash Flows
                                   (unaudited)

                                                        Nine months Ended
                                                September 30,     September 30,
                                                    2002                2001
                                                 ------------       ------------
Cash Flows from Operating Activities:

Net Loss                                       $      (139,392)    $   (134,753)
  Adjustments to Reconcile Net Loss to Net Cash
        (Used in) Operating Activities:
     Loss On Sale of Property                          (10,103)               0
     Decline in Market Value                                 0           25,000
     Increase in Due to Affiliates                     162,835           60,141
     Decrease in Prepaid & Other Expenses                3,498           21,168
     Decrease in A/P and Accrued Expenses               (8,952)        (10,954)
     Decrease in Property Taxes Payable                (20,884)        (31,989)
                                               ----------------    ------------
       Net Cash (Used In) Operating Activities         (12,998)        (71,387)
                                               ----------------    ------------

Cash Flows from Investing Activities:
    Net Proceeds from Sale of Property                 225,000                0
    Increase in Investment in Unimproved Land          (125,386)        (78,987)
                                               -----------------    ------------
       Net Cash Provided By
               (Used In) Investing Activities           99,614          (78,987)
                                               ---------------     -------------

Cash Flows from Financing Activities:
    Payment on Note Payable                           (125,000)               0
                                               ----------------    ------------
       Net Cash (Used In) Financing Activities        (125,000)               0
                                               ----------------    ------------

Net Decrease in Cash                                   (38,384)        (150,374)

Cash, Beginning of Period                               38,507          191,146
                                               ---------------     ------------

Cash, End of Period                            $           123     $     40,772
                                               ===============     ============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                            $           800     $        800
                                               ===============     ============

Cash Paid for Interest                         $        95,590     $     72,013
                                               ===============     ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
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
September 30, 2002
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

In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. Management is assessing the impact of this statement.In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for activities that are initiated after December 31, 2002. Management is assessing the impact of this statement.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an Amendment to SFAS No. 72 and 144, and FASB Interpretation No. 9. This FASB relates to the acquisition of financial institutions and is not expected to have an impact on the Partnership's financial position or results of operations since the Partnership has no intention of acquiring financial institutions.

Liquidity and Going Concern - As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $2,781,800 to the TMP partnerships, of which approximately $836,981 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

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

The Partnership originally acquired ten separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. A portion of one parcel was sold in 1992 and the proceeds were retained for working capital. During 1993, the Partnership foreclosed on property underlying a note receivable and subsequently sold the property. During 1995, the Partnership sold a portion of one parcel and received a

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 2 - Organization of the Partnership (continued)

note for $141,000.

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

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1,

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 5 - Agreements with PacWest (continued)

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

As of September 30, 2002 and December 31, 2001 the TMP Land Partnerships owe PacWest approximately $2,781,800 and $3,637,000, including advances & interest.

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

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 5 - Agreements with PacWest (continued)

partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of September 30, 2002 and December 31, 2001, the Partnership has a payable of $836,981 and $674,146, respectively, including interest to PacWest related to the aforementioned agreements.

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

As of September 30, 2002 and December 31, 2001, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the Limited Partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of September 30, 2002 and December 31, 2001 the limited partners had not received such a return and therefore this amount is not currently due.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 7 - Notes Payable

On July 22, 1996, the Partnership borrowed $125,000 from a private mortgage company. The note is secured by a deed of trust on a parcel of land owned by the Partnership at the southeast corner of Mojave and Amethyst in Victorville, California. The note was due on August 2, 2002. The interest rate was 12% per annum and was payable in monthly installments of $1,250. As of September 30, 2002 and December 31, 2001, $98,489 and $90,989 of interest has been paid and capitalized to investment in unimproved land. On August 1, 2002 the Partnership closed escrow on this property for $225,000 and this $125,000 note was paid in full.

On July 11, 2000, the Partnership borrowed $140,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 8, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $4,260. Interest accrues at 12 percent per annum payable in monthly installments of $1,400 starting September 8, 2000. As of September 30, 2002 and December 31, 2001, $36,400 and $23,800 of interest has been capitalized to investment in unimproved land.

On August 10, 2000, the Partnership borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on October 1, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $11,660. Interest accrues at 13.5 percent per annum payable in monthly installments of approximately $1,969 starting November 1, 2000. As of September 30, 2002 and December 31, 2001 $47,249 and $29,531, respectively, of interest has been capitalized to investment in unimproved land.

Note 8 - Property Taxes Payable

The property taxes payable of $50,968 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into payment plans. The plans call for amounts to be paid starting in April 2000, and every April for the next three subsequent years. The April 2002 payments totaling approximately $27,220 were paid by the Partnership. The balances due under the installment plans are approximately $30,202 due on April 10, 2003. These amounts will increase as interest accrues at a monthly rate of 1.5% on the remaining balance.

Additional property tax liability of approximately $20,766, relates to current property taxes that were due in April 2000, 2001 and 2002 and December 2000 and 2001, not yet paid.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 9 - Decline in Market Value

During the year ended December 31, 2001the Partnership experienced a loss due to the write-down in value of the Partnership land of $243,075. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
September 30, 2002

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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
September 30, 2002

Fiscal Periods Ended September 30, 2002 and 2001

Partnership revenues during the three and nine month period ended September 30, 2001 consisted of interest income. During the three and nine-month period ended September 30, 2002 the Partnership closed escrow on the approximately 5.6 acres at the south east corner of Mojave and Amethyst in Victorville, CA for $225,000 and the $125,000 note was paid in full. The net book value of the property as of the sale date was $235,103 and therefore a loss on the sale of property of $10,103 was recorded in the accompanying Statements of Operations for the periods.

Total expenses for the three-month period ended September 30, 2002 compared with the three-month period ended September 30, 2001 decreased by $18,400 due primarily to the $25,000 decrease in Decline in Market Value. This decrease was partially offset by an increase in Interest Expense of $5,634.

Total expenses for the nine-month period ended September 30, 2002 compared with the nine-month period ended September 30, 2001 decreased by $8,678 due primarily to the $25,000 decrease in Decline in Market Value. This decrease was partially offset by an increase in Interest Expense of $13,556 and Outside Professional Services of $4,853.

Liquidity and Capital Resources

At September 30, 2002, the Partnership had available cash of approximately $123. Operations during the nine-month period ended September 30, 2002 utilized cash of approximately $13,000. Investing activities provided approximately $99,700 primarily due to sale proceeds of $225,000. The payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $125,386. Financing Activities utilized $125,000 to pay off one of the Partnership Notes Payable. Advances from PacWest increased by approximately $162,800 during the nine-month period ended September 30, 2002.

Operations during the nine-month period ended September 30, 2001 utilized cash of approximately $71,400 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $79,000. Advances from PacWest increased by approximately $60,100 during the nine-month period ended September 30, 2001.

As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
September 30, 2002

by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $2,781,800 to the TMP partnerships, of which approximately $836,981 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

The Partnership had eight properties as of September 30, 2002 that are being held for appreciation and resale. The 10 acres in Rialto is in escrow for $420,000. The close of escrow is contingent upon the buyer’s receiving an Environmental Impact Report (“EIR”) on the property and consummating a Development Agreement with the city of Rialto. It is anticipated the EIR and Development Agreement will be completed during the first quarter of 2003 and escrow will close. One of the properties is currently in escrow for $36,000 and is expected to close in October 2002. Five properties are listed for sales prices ranging from $38,000 to $250,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Southern California Edison Company (“SCE”) has filed a Complaint in Eminent Domain against the Partnership relating to the 283 acres located at Rancho Road in Victorville. SCE is seeking to obtain approximately 8.75 acres for the installation of high power lines. The Partnership has hired legal counsel to represent them in this case. The case management conference at the San Bernardino County Superior Court was held on May 15, 2002. The exchange of valuation data and expert witness designations occurred on September 9, 2002. The mandatory settlement conference is set for November 8, 2002 and the trial set for December 9, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 9, 2002

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

                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Exec. Vice President

               By:      TMP Properties, A California General Partnership as Co-General Partner

                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, Partner

                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Partner

                                 By:       \s\ Scott E. McDaniel
                                       -------------------------------------
                                         Scott E. McDaniel Partner

We, Daniel L. Stephenson and John Fonseca, certify that: 1. We have reviewed this quarterly report on Form 10-Q of TMP Inland Empire V, Ltd.;
2.	Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditory and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                     Daniel L. Stephenson
                                                     Chief Executive Officer

                                                    /S/DANIEL L STEPHENSON
                                                    --------------------------

                                                     John Fonseca
                                                     Chief Financial Officer

                                                    /S/JOHN FONSECA
                                                    ---------------------------