Form 10KSB
period 2002-12-31
TMP INLAND EMPIRE V LTD
filed 2003-03-31
CIK 885049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2002

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

The Partnership has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the partners in the Partnership are governed by the Partnership’s Agreement. The following statements concerning the Partnership Agreement are qualified in their entirety by the reference to the Partnership Agreement.

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

TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See “Transferability of Units,” below.) The contingencies whereby the Partnership may be dissolved are as follows:

        1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the Partnership’s business and elect, by consent, one or more new General Partners to continue its business;

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

6.      The election to continue the business of the Partnership and appointment of a successor General Partner after the removal of       the sole remaining General Partner; or

7.      Termination and dissolution of the P artnership, other than after sale of all the Properties and receipt of all amounts due       on any seller carryback financing.

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

The Partnership owns or has owned the following properties:

                        Date           Purchase      Date             Sales
Property                Purchased      Price         Sold             Price
---------               ---------      ---------     --------         -----

Perris 4.85 & 4.09       10-03-89    $    87,000     11-07-02         $  36,000
                         10-03-89    $    82,000     11-07-02            ******
Rialto 10                06-08-90    $   452,000     *                        *
Adelanto 10**            11-07-89    $    90,000     07-25-90$220,000
Adelanto 40              03-08-90    $   450,000     *                        *
Victorville 7            07-10-90    $   543,900     08-01-02$225,000
Victorville 10           03-12-90    $ 1,000,000     *                        *
Victorville 40****  *    01-12-90    $   870,000     11-22-95$241,000
Victorville 10***    *   11-26-91    $   181,000     03-09-92         $  52,830
Victorville 76.97*****   02-20-90    $ 1,100,500     *                        *
Victorville 64*****      04-10-90    $   864,000     *                        *
Victorville 75*****      04-16-90    $ 1,012,000     *                        *
Victorville 63.41*****   04-23-90    $   768,000     *                        *
Adelanto 4.49            05-25-90    $   260,000     *                        *

  *     These Properties are owned by the Partnership as of December 31, 2002
  **    Sellers first trust deed was foreclosed on and property subsequently resold.
  ***   An easement was sold to Southern California Edison and the Partnership retained 6.97 acres.

  ****  29.49 acres were sold in 1995
 ***** An easement was sold for $31,000 during the year ended December 31, 2001
****** This parcel was sold on November 7, 2002 together with Perris 4.85 for a sales price of $36,000

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

The properties were sold on November 7, 2002 for a sales price of $36,000.

RIALTO 10. In place of the Perris 18 parcel discussed in the Offering Circular, the Partnership purchased the Rialto 10 parcel, a 10-acre parcel zoned for Industrial. The property is located at Tamarind and Alder, north of Baseline and south of Highland. Current zoning is industrial. The property is currently in escrow for $420,000 due to close in 2003.

ADELANTO 40. This approximately 40 net acre parcel is located at the southwest corner of Air Base Road and Beaver Street in the City of Adelanto. When this property was purchased it was zoned R-1 (single family residential). Due to a General Plan Amendment it is now zoned Light Manufacturing and M-1(manufacturing industrial). The City has, from its own funds, paved Air Base Road to within 1/4 mile of the property. The property is currently listed for sale for $125,000. The property was in escrow during 2001 but the escrow cancelled due to the buyer’s inability to perform. The $5,000 non-refundable deposit related to this escrow was recorded as income during the year ended December 31, 2001.

VICTORVILLE 7 & 10. These two Properties of approximately seven acres and ten acres, occupy the Southwest and Northwest corners of Mojave Drive and Amethyst in the City of Victorville.

The properties are currently both zoned C-2, general commercial, and utilities and sewer are currently approximately one mile to the east. Mojave Drive is now a four lane paved road through Victorville from Interstate 15 to Highway 395. The seven-acre parcel has all offsite improvements completed. Victorville 10 is currently listed for $250,000. Victorville 7 was sold in August 2002 for $225,000.

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

VICTORVILLE 10. This 10-acre parcel is zoned residential and is located on Seneca Road west of Mesa Linda. In March 1992, the Partnership sold approximately 3 acres for $52,830 to Southern California Edison. The property currently consists of 6.94 acres. The property is currently listed for $42,500.

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

This property was in escrow during 2001 but the escrow cancelled due to the buyer’s inability to perform and the $20,000 non-refundable deposit received was recorded as income for the year ended December 31, 2001.An easement was sold for $31,000 to a third party during the year ended December 31, 2001.

This property is currently in escrow for $2,350,000. On December 21, 2001 Southern California Edison Company filed a complaint in eminent domain under the provision of Section 612 of the Public Utilities Code against the Partnership. The closing of escrow is contingent on the completion of an eminent domain proceeding, which is underway relating to this property.

ADELANTO 4.49. The Adelanto 4.49 parcel, located on the northwest corner of Yucca and Bellflower, is listed for $38,000.

ITEM 3. LEGAL PROCEEDINGS

On December 21, 2001 Southern California Edison Company filed a complaint in eminent domain under the provision of Section 612 of the Public Utilities Code against the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 2002.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2002, there were approximately 914 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1998 - 2002.

CASH DISTRIBUTIONS

There were no cash distributions during the years ended December 31, 1998 - 2002.

A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 “Business”, under the subcaption “Distributions, Net Income and Net Loss.”

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1998 - 2002, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

(UNAUDITED) YEAR ENDED DECEMBER 31 (Not Covered By Auditor's Report)

                               2002         2001         2000         1999        1998
                               ----         ----         ----         ----        ----

Property Sales             $   261,000  $         0  $         0  $         0  $         0
Cost of Property Sales        (276,587)           0            0            0            0
                            --------------------------------------------------------------
Net Loss Property Sales    $  (15,587)  $         0  $         0  $         0  $         0
                           ===========  ========================  ===========  ===========

Total (Loss) Income        $   (14,331) $    59,358  $     4,680  $     3,169  $     5,039
                           ============ ===========  ===========  ===========  ===========

Net Loss                   $  (256,082) $  (351,423) $(2,245,294) $  (110,901) $  (112,319)
                           ============ ===========  ===========  ============ ============

Net Loss per Unit*         $    (25.61) $    (35.14) $   (224.53) $    (11.09) $    (11.23)
                           ============ ============ ============ ============ ============

Cash distribution/Unit*    $      (---) $      (---) $      (---) $      (---) $      (---)
                           ============ ========================= ============ ============

Total assets               $ 2,717,524  $ 2,877,410  $ 3,186,896  $ 4,961,994  $ 4,850,923
                           ===========  ===========  ===========  ===========  ===========

*  (Based on 10,000 Units outstanding at December 31, 1998 - 2002)

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2002 and 2001.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31, 2002 and 2001

On August 1, 2002, the Partnership closed escrow on the approximately 5.6 acres at the south east corner of Mojave and Amethyst in Victorville, CA (Victorville 7) for $225,000 and the $125,000 note payable was paid in full. The net book value of the property as of the sale date was $235,103 and therefore a loss on the sale of property of $10,103 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002.

On November 7, 2002, the Partnership closed escrow on the approximately 8.94 acres at the north west corner of Ethanac Road and Sophie Street in Perris, CA (Perris 4.85 & 4.09) for $36,000. The net book value of the property as of the sale date was $41,484 and therefore a loss on the sale of property of $5,484 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002.

The Partnership recognized approximately $1,300 of Other Income relating to certain checks that had been written to vendors over two years ago, which had never been cashed.

Partnership revenues during the year ended December 31, 2001 consisted of $31,000 for the sale of an easement, $25,000 of deposits on escrows cancelled and $3,358 of interest income.

Total expenses for the year ended December 31, 2002 compared with the year ended December 31, 2001, decreased by $169,030 due primarily to a decrease of approximately $190,075 in Decline in Market Value. This decrease was partially offset by an increase in Interest Expense of $19,743 pursuant to the Financing Agreement with PacWest entered into April 1, 1998.

Liquidity and Capital Resources

At December 31, 2002, the Partnership had available cash of approximately $173. Operations during the year ended December 31, 2002 provided cash of approximately $38,000. Investing activities provided approximately $48,700 of cash. Sale proceeds of $261,000 were offset by the payment of development and carrying costs of unimproved land held for investment of approximately $212,300. Advances from PacWest increased by approximately $250,400 during the year ended December 31, 2002.

During the year ended December 31, 2001 operations utilized cash of approximately $46,400 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $106,000. Advances from PacWest increased by approximately $77,100 during the year ended December 31, 2001.

As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $924,500 to the TMP partnerships, of which approximately $924,500 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

The Partnership had seven properties as of December 31, 2002 that are being held for appreciation and resale. Southern California Edison Company (“SCE”) has filed a Complaint in Eminent Domain against the Partnership relating to the 283 acres located at Rancho Road in Victorville. SCE is seeking to obtain approximately 8.75 acres for the installation of high power lines. The Partnership has hired legal counsel to represent them in this case. The case management conference at the San Bernardino County Superior Court and the exchange of valuation data and expert witness designations occurred in 2002. The property is currently in escrow for $2,350,000 contingent on the completion of the complaint. In addition, five properties are listed for sales prices ranging from $42,500 to $250,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

                                                                 Page No.
                                                                 --------

For the fiscal years ended December 31, 2002 and 2001

         Report of Independent Auditors                                 17

         Balance Sheets as of December 31, 2002 and 2001                18

         Statements of Operations for the years ended

         December 31, 2002 and 2001                                     19

         Statements of Partners' Capital for the years ended
         December 31, 2002 and 2001                                     20

         Statements of Cash Flows for the years ended

         December 31, 2002 and 2001                                     21

         Notes to Financial Statements                                  22 - 28

         Financial Statement Schedules                                  29,30

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire V, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire V, Ltd. as of December 31, 2002 and 2001, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire V, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 21, 2003

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 2002 and 2001

                                                  2002              2001
                                                  ----              ----

                                     Assets

Cash                                         $        173       $     38,507
Prepaid & Other Expenses                                0              4,228
Investment in Unimproved Land, net (Note 1)     2,717,351          2,834,675
                                             ------------       ------------

     Total Assets                            $  2,717,524       $  2,877,410
                                             ===============================

                        Liabilities and Partners' Capital

Accounts Payable & Accrued Expenses          $     20,162       $     19,373
Due to Affiliates (Note 5 and 6)                  924,512            674,146
Property Taxes Payable (Note 9)                    41,893             71,852
Franchise Tax Payable                                 800                800
Commission Payable to Affiliate (Note 6)            5,400              5,400
Notes Payable (Note 7)                            315,000            440,000
                                             ------------       ------------

     Total Liabilities                          1,307,767          1,211,571
                                             ------------       ------------

General Partners                                  (75,083)           (72,522)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding                    1,484,840          1,738,361
                                             ------------          ---------

    Total Partners' Capital                     1,409,757          1,665,839
                                             ------------       ------------

 Total Liabilities and Partners' Capital     $  2,717,524       $  2,877,410
                                             ============        ===========

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                 For the Years Ended December 31, 2002 and 2001

                                                  2002              2001
                                                -------           -------

Property Sales                               $    261,000       $          0
Cost of Property Sales                           (276,587)                 0
                                             -------------      ------------
    Net Loss on Property Sales                    (15,587)                 0
                                               -----------      ------------

Income

     Other                                              0             56,000
     Interest                                       1,256              3,358
                                             ------------       ------------

Total (Loss) Income                               (14,331)            59,358
                                               -----------      ------------

Expenses
     Accounting & Financial Reporting              44,105             45,132
     Decline in Market Value                       53,000            243,075
      Outside Professional Services                46,823             42,528
     General  & Administrative                      1,853              3,819
     Interest                                      95,170             75,427
                                               ----------       -------------

Total Expenses                                    240,951            409,981
                                               ----------       ------------

Loss Before Income Taxes                         (255,282)          (350,623)

State Franchise Tax                                  (800)              (800)
                                               -----------      -------------

Net Loss                                     $   (256,082)      $   (351,423)
                                             =============      =============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:     $     (2,561)      $     (3,514)
                                             =============      =============

     Limited Partners, in the Aggregate:     $   (253,521)      $   (347,909)
                                             =============      =============

     Limited Partners, per Equity Unit:      $     (25.35)      $     (34.79)
                                             =============      =============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2002 and 2001

                                  General          Limited
                                  Partners         Partners        Total
                                  --------         --------        -----

Partners' Capital (Deficit),
January 1, 2001                 $ (69,008)      $ 2,086,270     $ 2,017,262

Net Loss for 2001                  (3,514)         (347,909)       (351,423)
                                   -------         ---------       ---------

Partners' Capital (Deficit),
December 31, 2001               $ (72,522)      $ 1,738,361     $ 1,665,839

Net Loss for 2002                  (2,561)         (253,521)       (256,082)
                                   -------         ---------       ---------

Partners' Capital (Deficit),

December 31, 2002               $ (75,083)      $ 1,484,840     $ 1,409,757
                                ==========      ===========     ===========

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership

                            Statements of Cash Flows

                 For the Years Ended December 31, 2002 and 2001

                                                   2002               2001
                                             ------------       ------------

Cash Flows from Operating Activities:

Net Loss                                     $  (256,082)       $  (351,423)
Decline in Market Value                            53,000            243,075
Loss on Property Sales                             15,587                  0
Adjustments to Reconcile Net Loss to Net
Cash
    Provided By (Used In) Operating
    Activities:
     Increase in Due to Affiliates                250,366             77,102
     Decrease in Prepaid & Other Expenses           4,228             20,022
     Increase in Accounts Payable & Accrued
     Expenses                                         789              3,359
     (Decrease) in Property Taxes Payable         (29,960)           (38,524)
                                             -------------       ------------
       Net Cash Provided By
            (Used In) Operating Activities         37,928            (46,389)
                                             ------------       -------------

Cash Flows from Investing Activities:

     Proceeds from Property Sales                 261,000                  0
     Increase in Investment in Unimproved
      Land                                       (212,262)          (106,250)
                                              ------------       ------------
       Net Cash Provided By (Used In)
           Investing Activities                    48,738           (106,250)
                                             ------------       -------------

Cash Flows from Financing Activities:

     Payments on Notes Payable                   (125,000)                 0
                                             -------------       -----------

       Net Cash Provided By Financing

       Activities                                (125,000)                 0
                                             -------------       -----------

Net (Decrease) in Cash                            (38,334)          (152,639)

Cash, Beginning of Period                          38,507            191,146
                                             ------------       ------------

Cash, End of Period                          $        173       $     38,507
                                             ============       ============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                          $        800       $        800
                                             ============       ============

Cash Paid for Interest                       $    135,820       $    105,357
                                             ============       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

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
December 31, 2002 and 2001

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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

Note 1 - General and Summary of Significant Accounting Policies (continued)

Liquidity and Going Concern - As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $924,500 to the TMP partnerships, of which approximately $924,500 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

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

December 31, 2002 and 2001

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

As of December 31, 2002 and 2001 the TMP Land Partnerships owe PacWest approximately $924,500 and $3,637,000, respectively, including advances & interest.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

Note 5 - Agreements with PacWest (continued)

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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of December 31, 2002 and 2001 , the Partnership has a payable of $924,512 and $674,146, respectively, including interest to PacWest related to the aforementioned agreements.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

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

As of December 31, 2002 and 2001, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the Limited Partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31, 2002 the limited partners had not received such a return and therefore this amount is not currently due.

Note 7 - Notes Payable

On July 22, 1996, the Partnership borrowed $125,000 from a private mortgage company. The note was secured by a deed of trust on a parcel of land owned by the Partnership at the southeast corner of Mojave and Amethyst in Victorville, California. The note was due on August 2, 2002. The interest rate was 12% per annum and was payable in monthly installments of $1,250. As of December 31, 2002 and 2001, $99,961 and $90,989 of interest had been paid and capitalized to investment in unimproved land. On August 1, 2002 the Partnership closed escrow on this property for $225,000 and this $125,000 note was paid in full.

On July 11, 2000, the Partnership borrowed $140,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 8, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $4,260. Interest accrues at 12 percent per annum payable in monthly installments of $1,400 starting September 8, 2000. As of December 31, 2002 and 2001, $40,600 and $23,800 of interest had been capitalized to investment in unimproved land.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

Note 7 - Notes Payable (continued)

On August 10, 2000, the Partnership borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on October 1, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $11,660. Interest accrues at 13.5 percent per annum payable in monthly installments of approximately $1,969 starting November 1, 2000. As of December 31, 2002 and 2001 $53,156 and $29,531, respectively, of interest had been capitalized to investment in unimproved land.

Note 8 - Property Taxes Payable

The property taxes payable of $41,893 relates to property taxes due for various periods from 1994 to 1997 for which the Partnership has entered into payment plans. The plans call for amounts to be paid starting in April 2000, and every April for the next three subsequent years. The April 2002 payments totaling approximately $27,220 were paid by the Partnership. The balances due under the installment plans are approximately $31,561 due on April 10, 2003. These amounts will increase as interest accrues at a monthly rate of 1.5% on the remaining balance.

        Additional property tax liability of approximately $10,332, relates to current property taxes that were due in April and December 2000, 2001 and 2002, not yet paid.

Note 9 - Decline in Market Value

During the year ended December 31, 2002 and 2001, the Partnership experienced a loss due to the write-down in value of the Partnership land of $50,000 and $243,075, respectively. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

                                                            TMP INLAND EMPIRE V, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes

                                                 For the Year Ended December 31, 2002

------------------------------------------------------------------------------------------------------------------------------------
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

Unimproved land -
Rialto, CA         $   5,367  $   490,180  $      0    $  117,827  $   608,007        -0-           N/A          6/8/90        N/A
Unimproved land -
Adelanto, CA       $   1,218  $   287,351  $      0    $   48,233  $   335,584        -0-           N/A          5/25/90        N/A
Unimproved land -
Adelanto, CA       $   2,707  $   490,593  $      0    $   95,348  $   585,941        -0-           N/A          3/8/90        N/A
Unimproved land -
Victorville, CA    $ 179,592  $ 1,090,017  $      0    $  230,357  $ 1,320,374        -0-           N/A         3/12/90        N/A
Unimproved land -
Victorville, CA    $ 140,562  $   272,140  $      0    $   83,973  $   356,113        -0-           N/A         1/12/90        N/A
Unimproved land -
Victorville, CA    $  26,314  $ 4,129,824  $    722    $  765,203  $ 4,895,749        -0-           N/A    2/20/90, 4/23/90,

                                                                                                           4/16/90, 4/10/90    N/A
Unimproved land -
Victorville, CA    $   1,133  $   138,751  $      0    $   40,789  $   179,540        -0-           N/A        11/26/91        N/A

                   $  356,893 $ 6,898,856  $    722    $1,381,730  $ 8,281,308        -0-
                      =======   =========       ===     =========    =========        ===

Less valuation allowance:                                            5,563,957
                                                                    ----------

Net carrying value                                                 $ 2,717,351
                                                                   ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance                 $  2,834,675

Property Sales                       (276,587)

Increase in Allowance for Decline     (53,000)

Increases in Carrying Costs            212,263
                                   -----------

Ending balance                    $  2,717,351
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
Unimproved land -
Rialto, CA         $  10,403  $   490,180  $      0    $   108,951 $    599,131        -0-           N/A         6/8/90        N/A
Unimproved land -
Adelanto, CA       $     850  $   287,351  $      0    $    47,497 $    334,848        -0-           N/A         5/25/90       N/A
Unimproved land -
Adelanto, CA       $   5,236  $   490,593  $      0    $    91,266 $    581,859        -0-           N/A         3/8/90        N/A
Unimproved land -
Victorville, CA    $ 125,000  $   591,209  $      0    $   167,561 $    758,770        -0-           N/A         7/10/90       N/A
Unimproved land -
Victorville, CA    $ 179,592  $ 1,090,017  $      0    $   202,026 $  1,292,043        -0-           N/A         3/12/90       N/A
Unimproved land -
Victorville, CA    $ 140,562  $   272,140  $      0    $    65,889 $    338,029        -0-           N/A         1/12/90       N/A
Unimproved land -
Victorville, CA    $  48,746  $ 4,129,824  $    722    $   648,594 $  4,779,140        -0-           N/A  2/20/90, 4/23/90,
                                                                                                          4/16/90, 4/10/90     N/A
Unimproved land -
Victorville, CA    $    754   $   138,751  $      0    $    40,031 $    178,782        -0-           N/A         11/26/91      N/A

                   $ 511,852  $ 7,678,939  $    722    $ 1,404,850 $  9,084,511        -0-
                     =======    =========       ===      =========    =========        ===

Less valuation allowance:                                             6,249,836
                                                                     ----------

Net carrying value                                                 $  2,834,675
                                                                   ============

Reconciliation of carrying amount
---------------------------------

Beginning balance                  $ 2,971,500

Increase in Valuation Allowance       (243,075)

Increases in Carrying Costs            106,250
                                   -----------

Ending balance                     $ 2,834,675
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

WILLIAM O. PASSO, 61 is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967.

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

SCOTT E. MCDANIEL, 56, is a Director and Vice President of TMP Investments Inc. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 56, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11. EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 2002, the Partnership paid fees to the General Partners for various services in the amount of $140,326 of which none was paid in the year ended December 31, 2002. (See Item 13. “Certain Relationships and Related Transaction”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002, the Partnership had 10,000 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2002 by each officer, director and general partner of the General Partners and by all such persons as a group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 2002. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                                Amount Paid from

Form of Compensation                                                            Formation through
and Recipient                       Description of Payment                      December 31, 2002
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

(a) The registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 2002.

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

Date: March 21, 2003

                  TMP Inland Empire V, Ltd., A California Limited Partnership

                  By: TMP Investments, Inc., as General Partner

                  By:
                      ----------------------------------------------------------
                           William O. Passo, President

                  By:
                      ----------------------------------------------------------
                           Anthony W. Thompson, Exec. VP

                  By: TMP Properties, a California General Partnership as General
                      Partner

                  By:
                      ----------------------------------------------------------
                           William O. Passo, General Partner

                  By:
                      ----------------------------------------------------------
                           Anthony W. Thompson, General Part  ner

                  By:
                      ----------------------------------------------------------
                           Scott E. McDaniel, General Partner

                  By: JAFCO, Inc., a California Corporation as Chief Accounting
                      Officer

                  By:
                      ----------------------------------------------------------
                           John A. Fonseca, President