Form 10QSB
period 2003-03-31
TMP INLAND EMPIRE V LTD
filed 2003-05-20
CIK 885049

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003
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

Balance Sheets as of March 31, 2003 and December 31, 2002, Statements of Operations for the three months ended March 31, 2003 and 2002, and Statements of Cash Flows for the three months ended March 31, 2003 and 2002.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2003 and 2002 (b) the financial position as of March 31, 2003 (c) the cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2002 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                   March 31,       December 31,
                                                       2003              2002
                                                 (unaudited)         (audited)
                                               -------------      --------------
Assets

Cash                                           $      1,062       $         173
Investment in Unimproved Land, net (Note 1)       2,760,595           2,717,351
                                               ------------        ------------

     Total Assets                              $  2,761,657       $   2,717,524
                                               ============        ============

                        Liabilities and Partners' Capital

Accounts Payable & Accrued Expenses            $     24,255       $      20,162
Due to Affiliates (Note 5 and 6)                  1,028,611             924,512
Escrow Deposits (Note 11)                            16,000                  0
Property Taxes Payable (Note 8)                      13,981              41,893
Franchise Tax Payable                                   800                 800
Commission Payable to Affiliate (Note 6)              5,400               5,400
Notes Payable (Note 7)                              315,000             315,000
                                               ------------        ------------

     Total Liabilities                            1,404,047           1,307,767
                                               ------------        ------------

General Partners                                    (75,604)            (75,083)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding                      1,433,214           1,484,840
                                                  ---------           ---------

    Total Partners' Capital                       1,357,610           1,409,757
                                               ------------           ---------

    Total Liabilities and Partners' Capital    $  2,761,657       $   2,717,524
                                               ============        ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                  March 31,          March 31,
                                                   2003                2002
                                               ------------     --------------

Income
     Other                                     $          0       $           0
                                                -----------        ------------
Total Income                                              0                   0
                                               ------------       -------------

Expenses
     Accounting & Financial Reporting                 2,986               6,371
     Outside Professional Services                   10,384              13,342
     General  & Administrative                          184                 180
      Decline in Market Value                        10,000                   0
     Interest                                        27,793              20,108
                                               ------------       -------------

Total Expenses                                       51,347              40,001
                                               ------------       -------------

Loss Before Taxes                                  (51,347)             (40,001)

     State Franchise Tax                               (800)               (800)
                                               -------------       -------------

Net Loss                                       $    (52,147)       $    (40,801)
                                               =============       =============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:       $       (521)      $        (408)
                                               =============      ==============

     Limited Partners, in the Aggregate:       $    (51,626)      $     (40,393)
                                               =============      ==============

     Limited Partners, per Equity Unit:        $      (5.16)      $       (4.04)
                                               =============      ==============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership
                             Statement of Cash Flows
                                   (unaudited)

                                                    Three months Ended

                                                March 31,      March 31,
                                                   2003                2002
                                               ------------       ------------
Cash Flows from Operating Activities:

Net Loss                                       $   (52,147)       $     (40,801)
  Adjustments to Reconcile Net Loss to Net
 Cash
     Provided By Operating Activities:
     Decline in Market Value
     Changes in Assets and Liabilities:              10,000                   0
       Increase in Due to Affiliates                104,099              43,716
       Decrease in Prepaid & Other Expenses               0               3,498
       Increase (Decrease) in A/P and Accrued
       Expenses                                       4,093             (12,680)
       (Decrease) Increase in Property Taxes
        Payable                                     (27,912)             12,067
                                                ------------       ------------
       Net Cash Provided By Operating
       Activities                                    38,133               5,800
                                               ------------       -------------

Cash Flows from Investing Activities:
     Proceeds from Escrow Deposits                   16,000                   0
     Increase in Investment in Unimproved Land      (53,244)            (43,757)
                                               -------------       -------------
       Net Cash Used In Investing Activities        (37,244)            (43,757)
                                               -------------       -------------

Net Increase (Decrease) in Cash                         889             (37,957)

Cash, Beginning of Period                               173              38,507
                                               ------------       -------------

Cash, End of Period                            $      1,062       $         550
                                               ============       =============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                            $        800       $         800
                                               ============       =============

Cash Paid for Interest                         $     31,548       $      33,683
                                               ============       =============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
March 31, 2003
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
March 31, 2003
(Unaudited)

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

In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations.

        In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for activities that are initiated after December 31, 2002. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
March 31, 2003
(Unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

Recent Authoritative Pronouncements- In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an Amendment to SFAS No. 72 and 144, and FASB Interpretation No. 9. This FASB relates to the acquisition of financial institutions and is not expected to have an impact on the Partnership's financial position or results of operations since the Partnership has no intention of acquiring financial institutions.

Liquidity and Going Concern - As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $1,033,300 to the TMP partnerships, of which approximately $1,028,600 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

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

The Partnership originally acquired ten separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. A portion of one parcel was sold in 1992 and the proceeds were retained for working capital. During 1993, the

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
March 31, 2003
(Unaudited)

Note 2 - Organization of the Partnership (continued)

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the Limited Partners and 15 percent to the General Partners. There were no distributions in 2003 or 2002.

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
March 31, 2003
(Unaudited)

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
March 31, 2003
(Unaudited)

Note 5 - Agreements with PacWest (continued)

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2003 and December 31, 2002 the TMP Land Partnerships owe PacWest approximately $1,033,300 and $924,500, respectively, including advances & interest related to the aforementioned agreements.

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

As of March 31, 2003 and December 31, 2002, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the Limited Partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of March 31, 2003, the limited partners had not received such a return and therefore this amount is not currently due.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
March 31, 2003
(Unaudited)

Note 7 - Notes Payable

On July 11, 2000, the Partnership borrowed $140,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 8, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $4,260. Interest accrues at 12 percent per annum payable in monthly installments of $1,400 starting September 8, 2000. As of March 31, 2003 and December 31, 2002, $44,800 and $40,600 of interest had been capitalized to investment in unimproved land.

On August 10, 2000, the Partnership borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on October 1, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $11,660. Interest accrues at 13.5 percent per annum payable in monthly installments of approximately $1,969 starting November 1, 2000. As of March 31, 2003 and December 31, 2002 $59,062 and $53,156, respectively, of interest had been capitalized to investment in unimproved land. On April 11, 2003 this note was paid in full from the sale proceeds of this parcel of land in Victorville, California (See Note 10).

Note 8 - Property Taxes Payable

The property taxes payable of $13,981 relates to current property taxes that were due in April and December 2001, 2002 and 2003, not yet paid.

Note 9 - Decline in Market Value

During the period ended March 31, 2003, the Partnership experienced a loss due to the write-down in value of the Partnership land of $10,000. During the year ended December 31, 2002, the Partnership experienced a loss due to the write-down in value of the Partnership land of $50,000. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
March 31, 2003
(Unaudited)

Note 10 - Subsequent Events

Southern California Edison Company (“SCE”) had filed a Complaint in Eminent Domain against the Partnership relating to the 283 acres located at Rancho Road in Victorville. SCE was seeking to obtain an easement of approximately 8.75 acres for the installation of high power lines. An agreement in principal was reached between SCE and the Partnership on March 6, 2003 whereby SCE will pay $275,000 to the Partnership for the easement. The agreement was not signed as of March 31, 2003.

On April 11, 2003 the Partnership closed escrow on one of its properties for a sales price of $420,000. Escrow deposits of $16,000 were received relating to this sale and are recorded in the Balance Sheet as of March 31, 2003. Approximately $175,000 and $166,639, of the sale proceeds were used to pay off the loan (see Note 7) and pay down the PacWest loan, respectively.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
March 31, 2003

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal year ended December 31, 2002.

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations or financial condition.

Fiscal Periods Ended March 31, 2003 and 2002

No revenues were recorded during the three-month periods ended March 31, 2003 and 2002.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
March 31, 2003

Total expenses for the three-month period ended March 31, 2003 compared with the three-month period ended March 31, 2002 increased by $11,346 due primarily to an increase in Decline in Market Value of $10,000 and Interest Expense of $7,685. These increases were partially offset by a $3,385 decrease in Accounting & Financial Reporting and a $2,958 decrease in Outside Professional Services.

Liquidity and Capital Resources

At March 31, 2003, the Partnership had available cash of $1,062. Operations during the three-month period ended March 31, 2003 provided cash of approximately $38,000. Investing activities utilized approximately $37,250 of cash. Escrow deposit proceeds of $16,000 were offset by the payment of development and carrying costs of unimproved land held for investment of approximately $53,250. Advances from PacWest increased by approximately $104,100 during the three-month period ended March 31, 2003.

During the three-month period ended March 31, 2002 operations provided cash of approximately $5,800 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $43,800. Advances from PacWest increased by approximately $43,700 during the three-month period ended March 31, 2003.

As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $1,033,300 to the TMP partnerships, of which approximately $1,028,600 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
March 31, 2003

The Partnership had seven properties as of March 31, 2003 that are being held for appreciation and resale. One of the properties was sold and closed escrow on April 11, 2003 for $420,000. Southern California Edison Company (“SCE”) had filed a Complaint in Eminent Domain against the Partnership relating to the 283 acres located at Rancho Road in Victorville. SCE was seeking to obtain an easement of approximately 8.75 acres for the installation of high power lines. An agreement in principal was reached between SCE and the Partnership on March 6, 2003 whereby SCE will pay $275,000 to the Partnership for the easement. The agreement was not signed as of March 31, 2003.

        The remaining 274.25 acres is currently in escrow for $2,350,000 contingent on the completion of the complaint. In addition, five properties are listed for sales prices

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
March 31, 2003

ranging from $42,500 to $250,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Signatures

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003

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