Form 10QSB
period 2003-06-30
TMP INLAND EMPIRE V LTD
filed 2003-08-15
CIK 885049

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003
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

Balance Sheets as of June 30, 2003 and December 31, 2002, Statements of Operations for the three and six months ended June 30, 2003 and 2002, and Statements of Cash Flows for the six months ended June 30, 2003 and 2002.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2003 and 2002 (b) the financial position as of June 30, 2003 (c) the cash flows for the six months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                    June 30,       December 31,
                                                      2003              2002
                                                  (unaudited)        (audited)
                                                -------------     --------------
Assets

Cash                                            $       720       $         173
Investment in Unimproved Land, net (Note 1)       2,357,885           2,717,351
                                                -----------        ------------

     Total Assets                               $ 2,358,605       $   2,717,524
                                                ===========        ============

                        Liabilities and Partners' Capital

Accounts Payable & Accrued Expenses             $     4,354       $     20,162
Due to Affiliates (Note 5 and 6)                    949,101            924,512
Property Taxes Payable                                3,022             41,893
Franchise Tax Payable                                   800                800
Commission Payable to Affiliate (Note 6)              5,400              5,400
Notes Payable (Note 7)                              140,000            315,000
                                                 ----------       ------------

     Total Liabilities                            1,102,677           1,307,767
                                                 ----------        ------------

General Partners                                    (76,621)            (75,083)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding                      1,332,549           1,484,840
                                                  ---------           ---------

    Total Partners' Capital                       1,255,928           1,409,757
                                                 ----------           ---------

    Total Liabilities and Partners' Capital     $ 2,358,605           2,717,524
                                                ===========       =============

                 See Accompanying Notes to Financial Statements

3

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                                    June 30,          June 30,
                                                      2003              2002
                                                ------------     --------------

Property Sale                                   $   385,000       $           0
Cost of Property Sale                              (430,612)                  0
                                                ------------       ------------
  Total Loss on Property Sale                       (45,612)                  0
                                                ------------       ------------

Expenses
     Accounting & Financial Reporting                 8,146               7,567
     Outside Professional Services                   15,878               9,654
     General  & Administrative                          117                 275
     Interest                                        31,929              24,059
                                                -----------       -------------

Total Expenses                                       56,070              41,555
                                                -----------       -------------

Loss Before Taxes                                  (101,682)            (41,555)

     State Franchise Tax                                  0                   0
                                                -----------       -------------

Net Loss                                        $  (101,682)      $     (41,555)
                                                ============      ==============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:        $    (1,017)      $        (415)
                                                ============      ==============

     Limited Partners, in the Aggregate:        $  (100,665)      $     (41,140)
                                                ============      ==============

     Limited Partners, per Equity Unit:         $   (10.007)      $       (4.11)
                                                ============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                     Six Months Ended
                                                    June 30,          June 30,
                                                      2003              2002
                                                ------------     --------------

Property Sale                                   $   385,000       $           0
Cost of Property Sale                              (430,612)                  0
                                                ------------       ------------
  Total Loss on Property Sale                       (45,612)                  0
                                                ------------       ------------

Expenses
     Accounting & Financial Reporting                11,132              13,938
     Outside Professional Services                   26,262              22,996
     General  & Administrative                          301                 455
      Decline in Market Value                        10,000                   0
     Interest                                        59,722              44,167
                                                -----------       -------------

Total Expenses                                      107,417              81,556
                                                -----------       -------------

Loss Before Taxes                                  (153,029)            (81,556)

     State Franchise Tax                               (800)               (800)
                                                ------------       -------------

Net Loss                                        $  (153,829)      $     (82,356)
                                                ============      ==============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:        $    (1,538)      $        (824)
                                                ============      ==============

     Limited Partners, in the Aggregate:        $  (152,291)      $     (81,532)
                                                ============      ==============

     Limited Partners, per Equity Unit:         $    (15.23)      $       (8.15)
                                                ============      ==============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership
                             Statement of Cash Flows
                                   (unaudited)

                                                      Six months Ended

                                                 June 30,               June 30,
                                                    2003                2002
                                                ------------       ------------
Cash Flows from Operating Activities:
Net Loss                                        $  (153,829)      $     (82,356)
  Adjustments to Reconcile Net Loss to Net Cash
     Provided By Operating Activities:
     Decline in Market Value                         10,000                   0
     Loss on Property Sale                           45,612                   0
Changes in Assets and Liabilities:
       Increase in Due to Affiliates                 24,589             167,893
       Decrease in Prepaid & Other Expenses               0               3,498
       (Decrease) in A/P and Accrued Expenses       (15,807)             (4,213)
       (Decrease) in Property Taxes Payable         (38,871)            (31,008)
                                                ------------       -------------
       Net Cash (Used In)
              Provided By Operating Activities     (128,306)             53,814
                                                ------------       ------------

Cash Flows from Investing Activities:
     Proceeds from Property Sale less Selling
     Expenses                                       357,050                   0
     Increase in Investment in Unimproved Land      (53,197)            (87,280)
                                                ------------       -------------
       Net Cash Provided  By
               (Used In) Investing Activities       303,853             (87,280)
                                                -----------       --------------

Cash Flows from Financing Activities:
     Payment of Note Payable                       (175,000)                  0
                                                ------------       ------------
       Net Cash (Used In) Financing Activities     (175,000)                  0
                                                ------------       ------------

Net Increase (Decrease) in Cash                         547             (33,466)

Cash, Beginning of Period                               173              38,507
                                                -----------       -------------

Cash, End of Period                             $       720       $       5,041
                                                ===========       =============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                             $       800       $         800
                                                ===========       =============

Cash Paid for Interest                          $    67,949       $      70,565
                                                ===========       ==

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
June 30, 2003
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
June 30, 2003
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
June 30, 2003
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

In November 2002, the FASB issued Interpretation No. 45 (FIN), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN No. 34, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Provisions of FIN No. 45 related to recognition and initial measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Provisions of FIN NO. 45 related to disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Partnership’s adoption of this pronouncement in January 2003 did not have a material effect on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 28, “Interim Financial Reporting”. SFAS No. 148 provides for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 (i) amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (ii) amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. Provisions of SFAS No. 148 relating to amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 31, 2002. Provisions of SFAS No. 148 relating to amending APB Opinion No. 28 are effective for financial reports for interim periods beginning after December 15, 2002. In January 2003, the Partnership adopted the disclosure requirements of SFAS No. 148. The adoption of the disclosure provisions of this statement will not have a material effect on the Partnership’s financial position or results of operations.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
June 30, 2003
(Unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position. Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations.

Liquidity and Going Concern - As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $952,000 to the TMP partnerships, of which approximately $949,101 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

The Partnership is actively attempting to sell the undeveloped land it presently owns. However, there is no assurance that the Partnership will be able to sell the land in a timely manner at a price sufficient to generate funds to maintain Partnership operations and satisfy the PacWest debt and the existing trust deed.

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
June 30, 2003
(Unaudited)

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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
June 30, 2003
(Unaudited)

Note 5 - Agreements with PacWest (continued)

referred to as a "distribution fee" as defined by the Financing Agreement.

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
June 30, 2003
(Unaudited)

Note 5 - Agreements with PacWest (continued)

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of June 30, 2003 and December 31, 2002 the TMP Land Partnerships owe PacWest approximately $952,000 and $924,500, respectively, including advances & interest related to the aforementioned agreements.

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

As of June 30, 2003 and December 31, 2002, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the Limited Partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of June 30, 2003, the limited partners had not received such a return and therefore this amount is not currently due.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
June 30, 2003
(Unaudited)

Note 7 - Notes Payable

On July 11, 2000, the Partnership borrowed $140,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 8, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $4,260. Interest accrues at 12 percent per annum payable in monthly installments of $1,400 starting September 8, 2000. As of June 30, 2003 and December 31, 2002, $49,000 and $40,600 of interest had been capitalized to investment in unimproved land. This property is currently in escrow due to close August 11, 2003 at which time the note will be paid in full. If the Partnership does not close escrow on this date, the private party has agreed to extend the note for an additional year.

On August 10, 2000, the Partnership borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on October 1, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $11,660. Interest accrues at 13.5 percent per annum payable in monthly installments of approximately $1,969 starting November 1, 2000. As of June 30, 2003 and December 31, 2002 $59,062 and $53,156, respectively, of interest had been capitalized to investment in unimproved land. On April 11, 2003 this note was paid in full from the sale proceeds of this parcel of land in Victorville, California (See Note 10).

Note 8 - Decline in Market Value

During the six month period ended June 30, 2003, the Partnership experienced a loss due to the write-down in value of the Partnership land of $10,000. During the year ended December 31, 2002, the Partnership experienced a loss due to the write-down in value of the Partnership land of $50,000. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
June 30, 2003

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

Fiscal Periods Ended June 30, 2003 and 2002

On April 11, 2003 the Partnership closed escrow on one of its properties for a sales price of $385,000. Approximately $175,000 and $166,639, of the sale proceeds were used to pay off the loan (see Note 7) and pay down the PacWest loan, respectively. A loss of $45,612 was recorded relating to this sale.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
June 30, 2003

Total expenses for the three-month period ended June 30, 2003 compared with the three-month period ended June 30, 2002 increased by $14,515 due primarily to an increase in Interest Expense of $7,870 and Outside Professional Services of $6,224.

        Total expenses for the six-month period ended June 30, 2003 compared with the six-month period ended June 30, 2002 increased by $25,861 due primarily to an increase in Decline in Market Value of $10,000 and Interest Expense of $15,555.

Liquidity and Capital Resources

At June 30, 2003, the Partnership had available cash of $720. Operations during the six-month period ended June 30, 2003 utilized cash of $128,306. Investing activities provided $303,853. Property Sale proceeds of $385,000 were offset by the payment of development and carrying costs of unimproved land held for investment of $53,197 and $27,950 of selling expenses relating to the property sale. Financing activities utilized $175,000 to payoff a note payable with the proceeds from the property sale discussed above. Advances from PacWest increased by $24,589 during the six-month period ended June 30, 2003.

During the six-month period ended June 30, 2002 operations provided cash of $53,814 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of $87,280. Advances from PacWest increased by $167,893 during the six-month period ended June 30, 2002.

As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $952,000 to the TMP partnerships, of which approximately $949,100 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
June 30, 2003

The Partnership had six properties as of June 30, 2003 that are being held for appreciation and resale. Southern California Edison Company (“SCE”) had filed a Complaint in Eminent Domain against the Partnership relating to the 283 acres located at Rancho Road in Victorville. SCE was seeking to obtain an easement of approximately 8.75 acres for the installation of high power lines. An agreement in principal was reached between SCE and the Partnership on March 6, 2003 whereby SCE will pay $275,000 to the Partnership for the easement. The agreement was signed as of June 30, 2003 and the Partnership received the $275,000 on July 31, 2003. This property is also currently in escrow for a sales price of $2,350,000 and is expected to close by December 2003. Two other properties are in escrow for $322,250 and $250,000. Both are expected to close by December 2003. The Partnership will be receiving a note for a portion of the sales price. The note of $222,250 will bear interest at 8%. Interest payments will be made quarterly with the principal due three years from the close of escrow date. In addition, two properties are listed for sales prices ranging from $38,000 and $125,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

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