Form 10QSB
period 2003-09-30
TMP INLAND EMPIRE V LTD
filed 2003-11-12
CIK 885049

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003
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

Balance Sheets as of September 30, 2003 and December 31, 2002, Statements of Operations for the three and nine months ended September 30, 2003 and 2002, and Statements of Cash Flows for the nine months ended September 30, 2003 and 2002.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2003 and 2002 (b) the financial position as of September 30, 2003 (c) the cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                               September 30,        December 31,
                                                     2003             2002
                                                 (unaudited)        (audited)
                                               -------------     --------------
Assets

Cash                                          $    1,446,985   $            173
Investment in Unimproved Land,
net (Note 1)                                         293,455          2,717,351
                                                ------------       ------------

     Total Assets                             $1,740,440       $      2,717,524
                                              ==========       ================

                        Liabilities and Partners' Capital

Accounts Payable & Accrued Expenses           $        3,476   $         20,162
Due to Affiliates (Note 5 and 6)                       1,802            924,512
Property Taxes Payable                                 1,385             41,893
Franchise Tax Payable                                    800                800
Commission Payable to Affiliate (Note 6)               5,400              5,400
Notes Payable (Note 7)                                     0            315,000
                                                ------------       ------------

     Total Liabilities                                12,863          1,307,767
                                                ------------       ------------

General Partners                                     (71,905)           (75,083)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding                       1,799,482          1,484,840

    Total Partners' Capital                        1,727,577          1,409,757
                                                ------------          ---------

    Total Liabilities and Partners' Capital   $    1,740,440   $      2,717,524
                                              ==============   ================

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                               September 30,      September 30,
                                                      2003              2002
                                                ------------     --------------

Property Sales                                $    2,863,450   $        225,000
Cost of Property Sales                            (2,163,247)          (235,103)
                                              ---------------   ----------------
  Total Gain (Loss) on Property Sales                700,203            (10,103)

Forgiveness of Debt Income                            50,000                  0
                                                ------------   ----------------

Total Income (Loss)                                  750,203            (10,103)

Expenses
     Accounting & Financial Reporting                  6,731              8,101
     Outside Professional Services                    11,803             13,242
     General  & Administrative                           436                693
      Participation Fee                              244,787                  0
     Interest                                          9,337             24,897
                                                ------------   ----------------

Total Expenses                                       273,094             46,933
                                                ------------   ----------------

Net Income (Loss)                             $      477,109   $        (57,036)
                                              ==============   =================

Allocation of Net Income (Loss)  (Note 4):

     General Partners, in the Aggregate:      $        4,771   $           (570)
                                              ==============   =================

     Limited Partners, in the Aggregate:      $      472,338   $        (56,466)
                                              ==============   =================

     Limited Partners, per Equity Unit:       $        47.23   $          (5.65)
                                              ==============   =================

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                     Nine Months Ended
                                               September 30,      September 30,
                                                      2003              2002
                                                ------------     --------------

Property Sales                                $    3,248,450       $    225,000
Cost of Property Sales                            (2,593,859)          (235,103)
                                              ---------------       ------------
  Total Gain (Loss) on Property Sales                654,591         (10,103)

Forgiveness of Debt Income                            50,000                  0
                                                ------------       ------------

Total Income (Loss)                                  704,591           (10,103)

Expenses
     Accounting & Financial Reporting                 17,863             22,039
     Outside Professional Services                    38,066             36,238
     General  & Administrative                           736              1,149
      Decline in Market Value                         10,000                  0
      Participation Fee                              244,787                  0
     Interest                                         74,519           69,063
                                                ------------       ------------

Total Expenses                                       385,971            128,489
                                                ------------       ------------

Income (Loss) Before Taxes                           318,620           (138,592)

     State Franchise Tax                                (800)              (800)
                                                 ------------       ------------

Net Income (Loss)                             $      317,820   $       (139,392)
                                              ==============   =================

Allocation of Net Income (Loss)  (Note 4):

     General Partners, in the Aggregate:      $        3,178   $         (1,394)
                                              ==============   =================

     Limited Partners, in the Aggregate:      $      314,642   $       (137,998)
                                              ==============   =================

     Limited Partners, per Equity Unit:       $        31.46   $         (13.80)
                                              ==============   =================

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership
                             Statement of Cash Flows
                                   (unaudited)

                                                    Nine months Ended
                                              September 30,  September 30,
                                                   2003                2002
                                               ------------       ------------
Cash Flows from Operating Activities:
Net Income (Loss)                             $      317,820   $       (139,392)
  Adjustments to Reconcile Net Loss to Net
  Cash
     Provided By Operating Activities:
     Decline in Market Value                          10,000                  0
     Forgiveness of Debt                             (50,000)                 0
     (Gain) Loss on Property Sale                   (654,591)           (10,103)
Changes in Assets and Liabilities:
       (Decrease) Increase in Due to
       Affiliates                                   (872,710)           162,835
       Decrease in Prepaid & Other Expenses                0              3,498
       (Decrease) in A/P and Accrued Expenses        (16,686)            (8,952)
       (Decrease) in Property Taxes Payable          (40,508)           (20,884)
                                                 ------------   ----------------
       Net Cash (Used In) Operating Activities    (1,356,675)           (12,998)
                                                -------------   ----------------

Cash Flows from Investing Activities:
     Proceeds from Property Sale less Selling
     Expenses                                      3,148,838            225,000
     Increase in Investment in Unimproved Land       (80,350)          (125,386)
                                               --------------   -------
       Net Cash Provided By Investing
       Activities                                  3,068,487             99,614
                                              --------------    ---------------

Cash Flows from Financing Activities:
     Payment of Note Payable                        (315,000)          (125,000)
                                               --------------   ----------------
       Net Cash (Used In) Financing Activities      (315,000)          (125,000)
                                               --------------   ----------------

Net Increase (Decrease) in Cash                    1,446,812            (38,384)

Cash, Beginning of Period                               173              38,507
                                               ------------    ----------------

Cash, End of Period                           $    1,446,985   $            123
                                              ==============   ================

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                           $          800   $            800
                                              ==============   ================

Cash Paid for Interest                        $      105,748   $         95,590
                                              ==============   ================

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2003
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
September 30, 2003
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

In September 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations.

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
September 30, 2003
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
September 30, 2003
(Unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity for purposes of the issuer’s statement of financial position. Provisions of SFAS No. 150 are (i) effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after September 15, 2003, and (ii) to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Partnership does not anticipate the adoption of this statement will have a material effect on the Partnership’s financial position or results of operations.

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
September 30, 2003
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

PacWest, can, at their option, make additional advances with the agreement of the TMP General Partners; however, the aggregate amount of cash loaned to the TMP Land

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2003
(Unaudited)

Note 5 - Agreements with PacWest (continued)

Partnerships are limited to a maximum of $2,500,000.

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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of September 30, 2003 and December 31, 2002 the TMP Land Partnerships owe PacWest approximately $5,000 and $924,500, respectively, including advances & interest related to the aforementioned agreements.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2003
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

As of September 30, 2003 and December 31, 2002, $5,400 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the Limited Partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of September 30, 2003, the limited partners had not received such a return and therefore this amount is not currently due.

Note 7 - Notes Payable

On July 11, 2000, the Partnership borrowed $140,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on August 8, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $4,260. Interest accrues at 12 percent per annum payable in monthly installments of $1,400 starting September 8, 2000. As of September 30, 2003 and December 31, 2002, $50,400 and $40,600 of interest had been capitalized to investment in unimproved land. The Partnership closed escrow on this property on August 22, 2003 for a sales price of $250,000 and the note was paid in full.

On August 10, 2000, the Partnership borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on October 1, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $11,660. Interest accrues at 13.5 percent per annum payable in monthly installments of approximately $1,969 starting November 1, 2000. As of September 30, 2003 and December 31, 2002 $59,062 and

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2003
(Unaudited)

Note 7 - Notes Payable (continued)

$53,156, respectively, of interest had been capitalized to investment in unimproved land. On April 11, 2003 this note was paid in full from the sale proceeds of this parcel of land in Victorville, California (See Note 10).

Note 8 - Decline in Market Value

During the nine month period ended September 30, 2003, the Partnership experienced a loss due to the write-down in value of the Partnership land of $10,000. During the year ended December 31, 2002, the Partnership experienced a loss due to the write-down in value of the Partnership land of $50,000. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
September 30, 2003

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

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
September 30, 2003

Fiscal Periods Ended September 30, 2003 and 2002

On April 11, 2003 the Partnership closed escrow on one of its properties for $385,000. In September 2003 an additional $70,000 was received increasing the original sales price to $455,000. The increase in sales price resulted in a gain of $24,388, rather than a loss of $45,612 as originally reported. Of the sale proceeds, $175,000 was used to pay off the loan (see Note 7) and $236,639 to pay down the PacWest loan.

On July 31, 2003 the Partnership received sale proceeds of $275,000 from SCE relating to the sale of an easement.

On August 25, 2003 the Partnership closed escrow on one of its properties for a sales price of $250,000. Approximately $140,000 and $90,417, of the sale proceeds were used to pay off the loan (see Note 7) and pay down the PacWest loan, respectively. A gain of $62,722 was recorded relating to this sale.

On August 27, 2003 the Partnership closed escrow on one of its properties for a sales price of $42,000. Approximately $40,114 of the sale proceeds were used to pay down the PacWest loan. A gain of $12,317 was recorded relating to this sale.

On September 10, 2003 the Partnership closed escrow on one of its properties for a sales price of $2,225,450. A participation fee of $244,787 was paid to PacWest relating to this sale and $451,707 of the sale proceeds was used to pay down the PacWest loan. In addition, PacWest forgave $50,000 of debt due by the Partnership due to an accelerated closing date. A gain of $280,164 was recorded relating to this sale.

Total expenses for the three-month period ended September 30, 2003 compared with the three-month period ended September 30, 2002 increased by $226,161 due primarily to an increase in Participation Fee of $244,787. This increase was partially offset by a decrease in Interest Expense of $15,560 due to the pay down of the PacWest loan.

        Total expenses for the nine-month period ended September 30, 2003 compared with the nine-month period ended September 30, 2002 increased by $257,482 due primarily to an increase in Participation Fee of $244,787, Decline in Market Value of $10,000 and Interest Expense of $5,456.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership
September 30, 2003

Liquidity and Capital Resources

At September 30, 2003, the Partnership had available cash of $1,446,985. Operations during the nine-month period ended September 30, 2003 utilized cash of $1,306,675. Investing activities provided $3,068,487. Property Sale proceeds of $3,248,450 were offset by the payment of development and carrying costs of unimproved land held for investment of $80,350 and $99,612 of selling expenses relating to the property sales.

Financing activities utilized $315,000 to payoff note payables with the proceeds from the property sales discussed above. Advances from PacWest decreased by $922,710 during the nine-month period ended September 30, 2003.

During the nine-month period ended September 30, 2002 operations utilized cash of $12,998. Investing activities provided $99,614. Property Sale proceeds of $225,000 were offset by the payment of development and carrying costs of unimproved land held for investment of $125,386. Financing activities utilized $125,000 to payoff a note payable with the proceeds from the property sale discussed above. Advances from PacWest increased by $162,835 during the nine-month period ended September 30, 2002.

The Partnership had three properties as of September 30, 2003 that are being held for appreciation and resale. One of the properties is currently being negotiated for sale at $106,000 to close escrow by 12/12/03. One other property closed escrow for $322,250 on November 3, 2003. The Partnership will be receiving a note for a portion of the sales price. The note of $222,250 will bear interest at 8%. Interest payments will be made quarterly with the principal due three years from the close of escrow date. In addition, the last property is listed for sale at $38,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Signatures

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: October 28, 2003

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