Form 10KSB
period 2003-12-31
TMP INLAND EMPIRE V LTD
filed 2004-03-31
CIK 885049

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2003 [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange act of 1934. For the transition from _________to____________

COMMISSION FILE NO. 0-19916

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

ITEM 1                 BUSINESS

The following discussion pertains to the Partnership prior to dissolution in December 2003.

TMP INLAND EMPIRE V, LTD., a California Limited Partnership (the “Partnership”), was formed in November 1989, of which TMP Investments, Inc., a California corporation, and TMP Properties, a California general partnership, are the general partners (the “General Partners”). The Partnership was formed to acquire, from nonaffiliated persons, parcels of unimproved real property (the “Properties”) located primarily in Riverside and San Bernardino County, California. In May 2003, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2003. As of December 31, 2003 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

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

LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS. The Partnership Agreement provides that the Limited Partners shall not be bound by, or is personally liable for, the expenses, liabilities, or obligations of the Partnership.

TERM AND DISSOLUTION. In May 2003, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2003. As of December 31, 2003 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

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

The Properties were unimproved and produced no operating income.

In May 2003, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2003. As of December 31, 2003 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

The Partnership has owned the following properties:

                             Date          Purchase        Date          Sales
Property                   Purchased       Price           Sold          Price
---------                  ---------       ------          --------      -----

Perris 4.85 & 4.09          10-03-89    $    87,000        11-07-02  $ 36,000
                            10-03-89    $    82,000        11-07-02  **
Rialto 10                   06-08-90    $   452,000        04-11-03  $ 455,000
Adelanto 10*                11-07-89    $    90,000        07-25-90  $ 220,000
Adelanto 40                 03-08-90    $   450,000        12-22-03  $ 106,000
Victorville 7               07-10-90    $   543,900        08-01-02  $ 225,000
Victorville 10              03-12-90    $ 1,000,000        11-03-03  $ 322,250
Victorville 40****          01-12-90    $   870,000        11-22-95  $ 241,000
                                                           08-25-03  $ 250,000

Victorville 10             11-26-91     $   181,000        03-09-92  $  52,830
                                                           08-27-03  $  42,000
Victorville 76.97          02-20-90     $ 1,100,500        09-10-03  $2,226,450
Victorville 64             04-10-90     $   864,000        ***       ***
Victorville 75             04-16-90     $ 1,012,000        ***       ***
Victorville 63.41          04-23-90     $   768,000        ***       ***
Adelanto 4.49              05-25-90     $   260,000        12-18-03  $   33,000

As of December 31, 2003 the Partnership owns no properties.

* Sellers first trust deed was foreclosed on and property subsequently resold. ** This parcel was sold on November 7, 2002 together with Perris 4.85 for a sales price of $36,000

*** These parcels were sold September 10,2003 together with Victorville 76.97 for $2,226,450

**** An easement was sold for $31,000 during the year ended December 31, 2001.

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

RIALTO 10. In place of the Perris 18 parcel discussed in the Offering Circular, the Partnership purchased the Rialto 10 parcel, a 10-acre parcel zoned for Industrial. The property is located at Tamarind and Alder, north of Baseline and south of Highland. Current zoning is industrial. On April 11, 2003 the Partnership closed escrow on this property for $385,000. In September 2003 an additional $70,000 was received increasing the original sales price to $455,000. The increase in sales price resulted in a gain of $24,388, rather than a loss of $45,612 as originally recorded. Of the sales proceeds, $175,000 was used to pay off the loan (see Note 7) and $236,639 to pay down the PacWest loan.

ADELANTO 40. This approximately 40 net acre parcel is located at the southwest corner of Air Base Road and Beaver Street in the City of Adelanto. When this property was purchased it was zoned R-1 (single family residential). Due to a General Plan Amendment it is now zoned Light Manufacturing and M-1(manufacturing industrial). The City has, from its own funds, paved Air Base Road to within 1/4 mile of the property. The property was listed for sale for $125,000 and was in escrow during 2001 but the escrow cancelled due to the buyer’s inability to perform. The $5,000 non-refundable deposit related to this escrow was recorded as income during the year ended December 31, 2001. The Partnership closed escrow on this property December 22,2003 for a sales price of $106,000. A gain of $7,278 was recorded relating to this sale.

VICTORVILLE 7 & 10. These two Properties of approximately seven acres and ten acres, occupy the Southwest and Northwest corners of Mojave Drive and Amethyst in the City of Victorville.

The properties are currently both zoned C-2, general commercial, and utilities and sewer are currently approximately one mile to the east. Mojave Drive is now a four lane paved road through Victorville from Interstate 15 to Highway 395. The seven-acre parcel has all offsite improvements completed. . Victorville 7 was sold in August 2002 for $225,000. Victorville 10 closesd escrow on November 3, 2003 for a sales price of $322,250. The Partnership took back a note for a portion of the sales price. The $222,250 note bears interest at 8%. The note was sold to a third party on December 19, 2003 for $207,096. A gain of $102,646 was recorded relating to this sale.

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

In November 1995, the Partnership sold 29.49 acres for $241,000, retaining 11 acres that have C-2 (commercial) zoning.

The 11-acre parcel was in escrow during 2001 but the escrow cancelled due to the buyer’s inability to perform. On August 25, 2003 the Partnership closed escrow on this property for a sales price of $250,000. Approximately $140,000 and $90,417, of the sale proceeds were used to pay off the loan (see Note 7) and pay down the Pac West loan, respectively. A gain of $62,722 was recorded relating to this sale.

VICTORVILLE 10. This 10-acre parcel is zoned residential and is located on Seneca Road west of Mesa Linda. In March 1992, the Partnership sold an easement of approximately 3 acres for $52,830 to Southern California Edison and the Partnership retained the current property of approximately 6.97 acres. The property closed escrow on August 27, 2003 for a sales price of $42,000. Approximately $40,114 of the sales proceeds were used to pay down the PacWest loan. A gain of $12,317 was recorded relating to this sale.

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

On December 21, 2001 Southern California Edison Company filed a complaint in eminent domain under the provision of Section 612 of the Public Utilities Code against the Partnership. SCE was seeking to obtain an easement of approximately 8.75 acres for the installation of high power lines. On June 30, 2003 an agreement was signed between SCE and the Partnership. SCE paid the Partnership $275,000 for the easement taken in the eminent domain action. The property closed escrow for a sales price of $2,226,450. A participation fee of $244,787 was paid to PacWest relating to this sale and $451,707 of the sales proceeds was used to pay down the PacWest loan. In addition, PacWest forgave $50,000 of debt due by the

Partnership due to an accelerated closing date. A gain of $280,164 was recorded relating to this sale.

ADELANTO 4.49. The Adelanto 4.49 parcel, located on the northwest corner of Yucca and Bellflower, closed escrow for $33,000 on December 18, 2003. A gain of $6,096 was recorded relating to this sale.

ITEM 3.

LEGAL PROCEEDINGS

On December 21, 2001 Southern California Edison Company (“SCE”) filed a complaint in eminent domain under the provision of Section 612 of the Public Utilities Code against the Partnership relating to the 283 acres located at Rancho Road in Victorville. SCE was seeking to obtain an easement of approximately 8.75 acres for the installation of high power lines. On June 30, 2003 an agreement was signed between SCE and the Partnership whereby SCE agreed to pay the Partnership $275,000 for the easement taken in the eminent domain action. On July 31, 2003 the Partnership received the $275,000 from SCE.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 2003.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2003, there were approximately 914 record holders of Units. There is no other class of security outstanding or authorized. Accordingly, there was no trading activity during the fiscal years ended December 31, 1999 - 2003.

CASH DISTRIBUTIONS

There were no cash distributions during the years ended December 31, 1999 – 2002. On December 29, 2003 a distribution of $1,753,931 was made to the limited partners as a return of capital. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 “Business”, under the subcaption “Distributions, Net Income and Net Loss.”

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1999 - 2003, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                        (Not Covered By Auditor's Report)

                              2003           2002         2001           2000       1999
                              ----           ----         ----           ----       ----

Property Sales            $  3,709,700   $   261,000   $         0  $         0  $         0
Cost of Property Sales     (2,939,088)      (276,587)            0            0            0
                          ------------    --------------------------------------------------
Net Loss Property Sales   $   770,612    $   (15,587)  $         0  $         0  $         0
                          ===========    =========================  ===========  ===========

Total Income (Loss)       $   831,634    $   (14,331)  $    59,358  $     4,680  $     3,169
                          ===========    ============  ===========  ===========  ===========

Net Income (Loss)         $   344,174    $  (256,082)  $  (351,423) $(2,245,294) $  (110,901)
                          ===========    ===========   ============ ============    =========

Net Income (Loss)/Unit*   $     34.42    $    (25.61)  $    (35.14) $   (224.53) $    (11.09)
                          ===========    ============  ============ ============ ============

Cash distribution/Unit*   $    175.39    $      (---)  $      (---) $      (---) $      (---)
                          ===========

Total assets              $    95,637    $ 2,717,524   $ 2,877,410  $ 3,186,896  $ 4,961,994
                          ===========    ===========   ===========  ===========  ===========

*  (Based on 10,000 Units outstanding at December 31, 1999 - 2003)

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2003 and 2002.

In May 2003, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2003. As of December 31, 2003 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

The Partnership’s management believes that inflation has not had a material effect on the Partnership’s results of operations or financial condition.

Years Ended December 31, 2003 and 2002

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

On July 31, 2003 the Partnership received sale proceeds of $275,000 from SCE relating to the sale of an easement on the property located on Rancho Road and El Evado in Victorville.

On August 25, 2003 the Partnership closed escrow on its 11 acres on Mesa Linda in Victorville for a sales price of $250,000. Approximately $140,000 and $90,417, of the sale proceeds were used to pay off the loan (see Note 7) and pay down the PacWest loan, respectively. A gain of $62,722 was recorded relating to this sale.

On August 27, 2003 the Partnership closed escrow on its property on Seneca Road in Victorville for a sales price of $42,000. Approximately $40,114 of the sale proceeds were used to pay down the PacWest loan. A gain of $12,317 was recorded relating to this sale.

On September 10, 2003 the Partnership closed escrow on its properties at El Evado and Rancho Roads in Victorville for a sales price of $2,226,450. A participation fee of $244,787 was paid to PacWest relating to this sale and $451,707 of the sale proceeds was used to pay down the PacWest loan. In addition, PacWest forgave $50,000 of debt due by the Partnership due to an accelerated closing date. A gain of $280,164 was recorded relating to this sale.

On November 3, 2003 the Partnership closed escrow on its 10-acre property on Mojave Road in Victorville for a sales price of $322,250. A note receivable of $222,250 was taken back on this sale. The note was subsequently sold to a third party at a discount for $207,096 on December 19, 2003. A participation fee of $41,804 was paid to PacWest relating to this sale. A gain of $102,646 was recorded relating to this sale.

On December 18, 2003 the Partnership closed escrow on its 4.49 acres at Yucca and Bellflower in Adelanto for a sales price of $33,000. A participation fee of $3,933 was paid to PacWest relating to this sale. A gain of $6,096 was recorded relating to this sale.

On December 22, 2003 the Partnership closed escrow on its 40 acres in Adelanto for a sales price of $106,000. A participation fee of $14,782 was paid to PacWest relating to this sale. A gain of $7,278 was recorded relating to this sale.

On August 1, 2002, the Partnership closed escrow on the approximately 5.6 acres at the south east corner of Mojave and Amethyst in Victorville, CA (Victorville 7) for $225,000 and the $125,000 note payable was paid in full. The net book value of the property as of the sale date was $235,103 and therefore a loss on the sale of property of $10,103 is recorded in the accompanying Statements of Operations for the year ended December 31, 2003.

On November 7, 2002, the Partnership closed escrow on the approximately 8.94 acres at the north west corner of Ethanac Road and Sophie Street in Perris, CA (Perris 4.85 & 4.09) for $36,000. The net book value of the property as of the sale date was $41,484 and therefore a loss on the sale of property of $5,484 is recorded in the accompanying Statements of Operations for the year ended December 31, 2003.

Total expenses for the year ended December 31, 2003 compared with the year ended December 31, 2002, increased by $246,510 due primarily to an increase in Participation Fees of $305.307. This increase was partially offset be decreases in Decline in Market Value of $43,000 and Interest Expense of $20,651 .

Liquidity and Capital Resources

At December 31, 2003, the Partnership had available cash of approximately $0. Operations during the year ended December 31, 2003 utilized cash of $1,403,805. Investing activities provided $3,472,563 of cash. Sale proceeds of $3,709,700 were offset by the payment of development and carrying costs of unimproved land held for investment of $105,300. Advances from PacWest decreased by $869,112 during the year ended December 31, 2003.

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

In May 2003, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2003. As of December 31, 2003 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

                                                                       Page No.
                                                                       --------

For the fiscal years ended December 31, 2003 and 2002

         Report of Independent Auditors                                      12

         Balance Sheets as of December 31, 2003 and 2002                     13

         Statements of Operations for the years ended

         December 31, 2003 and 2002                                          14

         Statements of Partners' Capital for the years ended
         December 31, 2003 and 2002                                          15

         Statements of Cash Flows for the years ended

         December 31, 2003 and 2002                                          16

         Notes to Financial Statements                                  17 - 25

         Financial Statement Schedules                                       26

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require  submission of the schedule,  or because the  information  required is included in the Financial  Statements  and
Notes thereto.

REPORT OF INDEPENDENT AUDITORS ------------------------------

To the Partners
TMP Inland Empire V, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire V, Ltd. as of December 31, 2003 and 2002, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire V, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 22, 2004

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 2003 and 2002

                                                      2003              2002
                                                      ----              ----

                                     Assets

Cash                                            $          0       $        173
Due from PacWest                                      95,637                  0
Investment in Unimproved Land, net (Note 1)                0          2,717,351
                                                 -----------       ------------

     Total Assets                               $     95,637       $  2,717,524
                                                ============       ============

                        Liabilities and Partners' Capital

Accounts Payable & Accrued Expenses             $          0       $     20,162
Due to Affiliates (Note 5 and 6)                           0            924,512
Property Taxes Payable (Note 9)                            0             41,893
Due to PacWest                                        95,637                800
Commission Payable to Affiliate (Note 6)                   0              5,400
Notes Payable (Note 7)                                     0            315,000
                                                ------------       ------------

     Total Liabilities                                95,637          1,307,767
                                                ------------       ------------

General Partners                                           0           (75,083)
Limited Partners: 10,000 Equity Units
  Authorized and Outstanding                               0          1,484,840
                                                ------------          ---------

    Total Partners' Capital                                0          1,409,757
                                                ------------       ------------

 Total Liabilities and Partners' Capital        $     95,637       $  2,717,524
                                                ============       ============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                            Statements of Operations
                 For the Years Ended December 31, 2003 and 2002

                                                         2003           2002
                                                  ------------       --------

Property Sales                                  $  3,709,700        $   261,000
Cost of Property Sales                            (2,939,088)          (276,587)
                                                -------------          ---------
    Net Gain (Loss) on Property Sales                770,612           (15,587)
                                                  ----------          ---------

Income
     Forgiveness of Debt                              55,400                  0
      Interest                                         5,623              1,256
                                                ------------            -------

Total Income (Loss)                                  831,635            (14,331)
                                                  ----------           ---------

Expenses
     Accounting & Financial Reporting                 54,448             44,105
     Decline in Market Value                          10,000             53,000
      Outside Professional Services                   42,383             46,823
     General  & Administrative                           804              1,853
      Participation Fees                             305,307                  0
     Interest                                         74,519             95,170
                                                ------------       ---

Total Expenses                                       487,461            240,951
                                                ------------       ------------

Income (Loss) Before Income Taxes                    344,174           (255,282)

State Franchise Tax                                        0               (800)
                                                 -----------       -------------

Net Income (Loss)                               $    344,174       $   (256,082)
                                                ============       =============

Allocation of Net Income (Loss)  (Note 4):

     General Partners, in the Aggregate:        $     92,622       $     (2,561)
                                                ============       =============

     Limited Partners, in the Aggregate:        $    251,552       $   (253,521)
                                                ============       =============

     Limited Partners, per Equity Unit:         $      25.15       $     (25.35)
                                                ============       =============

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2003 and 2002

                                        General          Limited
                                        Partners         Partners        Total
                                        --------         --------        -----

Partners' Capital (Deficit),
January 1, 2002                       $ (72,522)    $ 1,738,361     $ 1,665,839

Net Loss for 2002                        (2,561)       (253,521)       (256,082)
                                         -------       ---------       ---------

Partners' Capital (Deficit),
 December 31, 2002                    $ (75,083)    $ 1,484,840     $ 1,409,757

Distribution                            (17,539)    (1,736,392)      (1,753,931)

Net Income for 2003                      92,622        251,552          344,174
                                         ------        -------          -------

Partners' Capital (Deficit),
December 31, 2003                     $       0     $        0      $         0
                                      =========     ==========      ===========

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE V, LTD
                        A California Limited Partnership
                            Statements of Cash Flows

For the Years Ended December 31, 2003 and 2002

                                                      2003               2002
                                                ------------       ------------

Cash Flows from Operating Activities:
Net Income (Loss)                               $    344,174       $   (256,082)
Decline in Market Value                               10,000             53,000
(Gain) Loss on Property Sales                       (770,612)            15,587
Forgiveness of Debt Income                           (55,400)                 0
Adjustments to Reconcile Net Income (Loss)
      to Net Cash (Used In) Provided By
Operating Activities:
     (Decrease) Increase in Due to Affiliates       (869,112)           250,366
     Decrease in Prepaid & Other Expenses                  0              4,228
     (Decrease) Increase in Accounts Payable
                     & Accrued Expenses              (20,162)               789
      (Decrease) in Franchise Tax Payable               (800)                 0
     (Decrease) in Property Taxes Payable            (41,893)           (29,960)
                                                -------------       ------------
       Net Cash (Used In) Provided By
                  Operating Activities            (1,403,805)            37,928
                                                -------------       -----------

Cash Flows from Investing Activities:
     Proceeds from Property Sales less payment
           Of selling expenses                     3,577,863            261,000
     Increase in Investment in Unimproved Land      (105,300)          (212,262)
                                                -------------       ------------
       Net Cash Provided By Investing Activities   3,472,563             48,738
                                                ------------       ------------

Cash Flows from Financing Activities:
     Distributions to partners                    (1,753,931)                 0
     Payments on Notes Payable                      (315,000)          (125,000)
                                                -------------       ------------
       Net Cash Provided By Financing Activities  (2,068,931)          (125,000)
                                                -------------       ------------

Net (Decrease) in Cash                                  (173)           (38,334)
Cash, Beginning of Period                                173             38,507
                                                ------------       ------------
Cash, End of Period                             $          0       $        173
                                                ============       ============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                             $        800       $        800
                                                ============       ============

Cash Paid for Interest                          $    105,748       $    135,820
                                                ============       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2003 and 2002

Note 1 - General and Summary of Significant Accounting Policies

General - TMP Inland Empire V, Ltd. (the Partnership) was organized in 1989 in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

Termination of the Partnership – In May 2003, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2003. As of December 31, 2003 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership. In accordance with the agreement between the General Partners and PacWest (see Note 5), PacWest is obligated to pay to the Partnership the deficit capital account of the General Partners, which is $92,622.

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
December 31, 2003 and 2002

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
December 31, 2003 and 2002

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
December 31, 2003 and 2002

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
December 31, 2003 and 2002

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the General Partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the Limited Partners and 15 percent to the General Partners. There were no distributions in 2002. On December 29, 2003 a distribution of $1,753,931 was made to the General Partners and limited partners, respectively, as a return of capital.

Note 5 - Agreements with PacWest

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners’ distributions; referred to as a “distribution fee” as defined by the Financing Agreement. PacWest is obligated to pay the amount of the General Partners’ deficit capital account, prior to any special allocation, to the Partnership. The obligation has been recorded as a receivable from PacWest in the accompanying Balance Sheets as of December 31, 2003.

PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. Effective August 1, 2002, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment was to clarify and define certain language and the terms of the provisions of the Management Agreement.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2003 and 2002

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

As of December 31, 2002, $5,400 was payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the Limited Partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31, 2003, the limited partners had not received such a return and therefore upon dissolution of the Partnership this amount was written off as Forgiveness of Debt in the accompanying Statement of Operations for the year ended December 31, 2003.

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

On August 10, 2000, the Partnership borrowed $175,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, California. The note is due on October 1, 2003. Fees for the origination of the note were paid by the Partnership in the amount of approximately $11,660. Interest accrues at 13.5 percent per annum payable in monthly installments of approximately $1,969 starting November 1, 2000. As of December 31, 2003 and 2002 $59,062 and $53,156, respectively, of interest had been capitalized to investment in unimproved land. On April 11, 2003 this note was paid in full from the sale proceeds of this property.

TMP INLAND EMPIRE V, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2003 and 2002

Note 8 - Decline in Market Value

During the year ended December 31, 2003, the Partnership experienced a loss due to the write-down in value of the Partnership land of $10,000. During the year ended December 31, 2002, the Partnership experienced a loss due to the write-down in value of the Partnership land of $50,000. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

                                                            TMP INLAND EMPIRE V, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2002

-----------------------------------------------------------------------------------------------------------------------------------
COLUMN         A                  B              C                D             E             F         G           H          I
-----------------------------------------------------------------------------------------------------------------------------------

                                                    COSTS CAPITALIZED
                                                       SUBSEQUENT             Gross
                                                     TO ACQUISITION          amount at                                    Estimated
                                                     --------------
                                             Initial            Carrying  which Carried  Accumulated   Date of    Date  Depreciable
Description of Assets        Encumbrances     Cost    Improvement  Cost  at Year-End   Depreciation  Construction   Acquired   Life

Unimproved land - Rialto, CA      $   5,367 $   490,180 $    0  $ 117,827  $    608,007     -0-        N/A          6/8/90     N/A
Unimproved land - Adelanto, CA    $   1,218 $   287,351 $    0  $  48,233  $    335,584     -0-        N/A          5/25/90    N/A
Unimproved land - Adelanto, CA    $   2,707 $   490,593 $    0  $  95,348  $    585,941     -0-        N/A          3/8/90     N/A
Unimproved land - Victorville, CA $ 179,592 $ 1,090,017 $    0  $ 230,357  $  1,320,374     -0-        N/A         3/12/90     N/A
Unimproved land - Victorville, CA $ 140,562 $   272,140 $    0  $  83,973  $    356,113     -0-        N/A         1/12/90     N/A
Unimproved land - Victorville, CA $  26,314 $ 4,129,824 $  722  $ 765,203  $  4,895,749     -0-        N/A  2/20/90, 4/23/90,
                                                                                                            4/16/90, 4/10/90   N/A
Unimproved land - Victorville, CA $   1,133 $   138,751 $    0  $  40,789  $    179,540     -0-        N/A        11/26/91     N/A

                                  $ 356,893 $ 6,898,856 $  722  $1381,730  $  8,281,308     -0-
                                    =======   =========    ===   ========     =========     ===

Less valuation allowance:                                                     5,563,957
                                                                             ----------

Net carrying value                                                          $ 2,717,351
                                                                            ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance                                $  2,834,675

Property Sales                                      (276,587)

Increase in Allowance for Decline                    (53,000)

Increases in Carrying Costs                          212,263
                                                  ----------

Ending balance                                   $ 2,717,351
                                                  ==========

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

WILLIAM O. PASSO, 62 is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of

Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 57, is a Director and Vice President of TMP Investments Inc. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. “TONY” THOMPSON, 57, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson’s primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11. EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 2003, the Partnership paid fees to the General Partners for various services in the amount of $140,326 of which none was paid in the year ended December 31, 2003. (See Item 13. “Certain Relationships and Related Transaction”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2003, the Partnership had 10,000 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2003 by each officer, director and general partner of the General Partners and by all such persons as a group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (November 16, 1989) through the fiscal year ended December 31, 2003. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                                Amount Paid from
Form of Compensation                                                            Formation through
and Recipient                       Description of Payment                      December 31, 2003
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
                           accounting fees.

Reimbursement for          The General Partners were reimbursed                 $  708,896
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
                            (I)      Acquisition fees:                          $  625,000
                            (ii)     Real estate brokerage                      $  193,616
                                     commissions

Partnership Management     A Partnership Management Fee with                    $  140,326
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

RECEIPT OF COMPENSATION BY THE GENERAL PARTNERS. The payments to the General Partners set forth above have not been determined by arm’s-length negotiations.

ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.

(a) For a listing of financial statements,  reference is made to Item 8 included in this Form 10-KSB.

(a) The registrant  filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 2003.

(b) Exhibits - Those  exhibits  required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

(3),(4) and (10.1) Agreement of Limited Partnership and other material agreements are incorporated by reference to Exhibits (3), (4) and (10.1)
                   to the Form 10 Registration Statement, SEC File No. 0-19916
                   filed on March 12, 1992.
                27 Financial Data Schedule

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant has duly caused this report to be signed on its
behalf by the undersigned thereunto duly authorized.

Date: March 22, 2004

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